Form 10-Q
period 2013-09-30
ROI Acquisition Corp. II
filed 2013-11-12
CIK 1581607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36068

ROI ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Delaware	46-3100431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Lexington Avenue, 51st Floor, New York, New York 10022

(212) 825-0400

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 12, 2013, the registrant had 15,625,000 shares of its common stock, par value $0.0001 per share, outstanding.

ROI ACQUISITION CORP. II

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

Condensed Balance Sheet

September 30, 2013

(unaudited)

Assets:
Current assets:
Cash	$1,336,879
Noncurrent assets:
Investments and cash held in trust	125,000,781

Total Assets	$126,337,660

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued offering costs	$300,500
Accounts payable and accrued expenses	36,176
Franchise tax accrual	6,000

Total current liabilities	342,676
Deferred underwriter fee	4,375,000

Total liabilities	4,717,676

Common stock subject to possible redemption; 11,661,998 shares (at redemption value of approximately $10.00 per share)	116,619,980

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 3,963,002 shares issued and outstanding (excluding 11,661,998 subject to possible redemption) at September 30, 2013	396
Additional paid-in capital	4,999,608
Deficit accumulated during the development stage	—

Total stockholders’ equity, net	5,000,004

Total liabilities and stockholders’ equity	$126,337,660

The accompanying notes are an integral part of these condensed financial statements.

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

Condensed Statement of Operations

(unaudited)

	For the three months ended September 30, 2013	For the period from June 28, 2013 (date of inception) to September 30, 2013
Revenue	$—	$—
Formation and operating costs	36,176	36,176
State franchise taxes, other than income tax	6,000	6,000

Loss from operations	(42,176)	(42,176)
Other income – Interest income	1,288	1,288

Net loss applicable to common stockholders	$(40,888)	$(40,888)

Weighted average number of common shares outstanding, basic and diluted (excluding shares subject to possible redemption)	3,771,440	3,763,958

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

Condensed Statement of Stockholders’ Equity

(unaudited)

For the period from June 28, 2013 to September 30, 2013

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
Sale of common stock to Sponsor on June 28, 2013 at $0.007 per unit	3,593,750	$359	$24,641	$—	$25,000
Sale of common stock through public offering on September 20, 2013 at $10.00 per unit (unaudited)	12,500,000	1,250	124,998,750		125,000,000
Underwriters’ fees and offering expenses (unaudited)			(7,364,128)		(7,364,128)
Proceeds from private placement of 8,000,000 warrants (unaudited)			4,000,000		4,000,000
Forfeiture of common stock by Sponsor on September 20, 2013 (unaudited)	(468,750)	(47)	47		—
Proceeds subject to possible redemption of 11,661,998 shares at September 30, 2103 (unaudited)	(11,661,998)	(1,166)	(116,659,702)	40,888	(116,619,980)
Net loss for the period ended September 30, 2013 (unaudited)				(40,888)	(40,888)

Balances, at September 30, 2013 (unaudited)	3,963,002	$396	$4,999,608	$—	$5,000,004

The accompanying notes are an integral part of these condensed financial statements.

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

Condensed Statement of Cash Flows

(unaudited)

For the period from June 28, 2013 (date of inception) to September 30, 2013
Cash Flows From Operating Activities:
Net loss	$(40,888)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	36,176
Franchise tax accrual	6,000

Net cash provided by operating activities	1,288

Cash Flows from Investing Activities
Proceeds deposited into Trust account	(125,000,000)
Interest on Trust Account	(781)

Net cash used in investing activities	(125,000,781)

Cash Flows from Financing Activities:
Proceeds from sale of common stock through public offering	125,000,000
Proceeds from sale of common stock to Sponsor	25,000
Proceeds from unsecured promissory note payable to Sponsor	100,000
Proceeds from Sponsor to purchase warrants	4,000,000
Repayment of unsecured promissory note payable to Sponsor	(100,000)
Payment of offering costs	(2,688,628)

Net cash provided by financing activities	126,336,372

Increase in cash	1,336,879
Cash at beginning of period	—
Cash at end of period	$1,336,879

Supplemental Disclosure of Non-Cash Financing Activities:
Accrued offering costs	$300,500

Deferred underwriter fee payable	$4,375,000

The accompanying notes are an integral part of these condensed financial statements.

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Information

The accompanying unaudited interim financial statements of ROI Acquisition Corp. II (a corporation in the development stage) (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Prospectus filed with the Securities and Exchange Commission (the “SEC”) on September 18, 2013. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2013 and the results of operations for the periods ended September 30, 2013 and for the period from June 28, 2013 (date of inception) to September 30, 2013. The Company had no activity for the period from June 28, 2013 (date of inception) to June 30, 2013. Since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2. Organization and Business Operations

Incorporation

The Company was incorporated in Delaware on June 28, 2013.

Sponsor

The Company’s sponsor is GEH Capital, Inc., a Delaware corporation (the “Sponsor”). The Sponsor is owned and controlled by George E. Hall, the Company’s Chief Investment Officer and a member of its board of directors.

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets that the Company has not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

The Company’s management has broad discretion with respect to the Business Combination. However, there is no assurance that the Company will be able to successfully effect a Business Combination.

Financing

The Company intends to finance a Business Combination in part with proceeds from a public offering (the “Public Offering” – Note 4), and a private placement (Note 5).

On September 20, 2013, the Company consummated the Public Offering and private placement and approximately $125,000,000 from the Public Offering and private placement was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Trust Account

The Trust Account can be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invests only in direct U.S. government treasury obligations.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination within 21 months from the closing of the Public Offering, or 24 months from the closing of the Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination within 21 months from the closing of the Public Offering but have not completed the Business Combination within such 21-month period (subject to the requirements of law).

Business Combination

A Business Combination is subject to the following size, focus and stockholder approval provisions:

Size/Control — The Company’s Business Combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. The Company will not complete a Business Combination unless it acquires a controlling interest in a target company or is otherwise not required to register as an investment company under the Investment Company Act.

Focus — The Company’s efforts in identifying prospective target businesses will initially be focused on businesses in the consumer sector, and in particular the consumer products, retail, and restaurant industries, and the financial services sector, and in particular the asset management industry, but the Company may pursue opportunities in other business sectors.

Tender Offer/Stockholder Approval — The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable), or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable). The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

Regardless of whether the Company holds a stockholder vote or a tender offer in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable). As a result, such shares of common stock are recorded at conversion/tender value and classified as temporary equity upon the completion of the Public Offering, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.”

Liquidation

If the Company does not complete a Business Combination by June 20, 2015, or September 20, 2015 if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination on or prior to June 20, 2015, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $50,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be approximately equal to the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units to be offered in the Public Offering discussed in Note 4).

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Note 3. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At September 30, 2013, the Company had not generated revenue to date. All activity through the date the financial statements were issued relates to the Company’s formation and the Public Offering. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the assets held in the Trust Account after the Public Offering.

Redeemable Common Stock

As discussed in Note 4, all of the 12,500,000 shares of common stock sold as part of the Public Offering contain a redemption feature which allows for the redemption of shares of common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its charter provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with ASC 480-10-S99. Accordingly, at September 30, 2013, 11,661,998 Public Shares are classified outside of permanent equity at its redemption value.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor (see Note 5), as calculated using the treasury stock method. At September 30, 2013, the Company had outstanding warrants to purchase 10,250,000 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive income (loss) per share of common stock is equal to basic income (loss) per share of common share.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of September 30, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or a material deviation from its position. Since inception, the Company has been subject to income tax examinations by major taxing authorities.

Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at September 30, 2013, offering costs totaling approximately $7,364,000 (including $6,875,000 in underwriters fees) have been charged to stockholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4. Public Offering

Public Units

On September 20, 2013, the Company sold 12,500,000 units at a price of $10.00 per unit (the “Public Units”) in the Public Offering. Each unit consists of one share of common stock of the Company, $0.0001 par value per share (the “Public Shares”), and one warrant to purchase one-half of one share of common stock of the Company (the “Public Warrants”).

Under the terms of a warrant agreement relating to the Public Warrants (the “Warrant Agreement”), the Company has agreed to use its best efforts to file a new registration statement under the Securities Act for the shares of common stock issuable upon exercise of the Public Warrants as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Company’s Business Combination.

Public Warrant Terms and Conditions

Exercise Conditions— Each Public Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75. No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the

Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete a Business Combination on or prior to the 21-month (or 24-month) period allotted to complete the Business Combination, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Public Warrants during the exercise period, there will be no net cash settlement of the Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement.

Registration Risk— In accordance with the Warrant Agreement, the Company will be required to use its best efforts to maintain the effectiveness of a registration statement relating to common stock which would be issued upon exercise of the Public Warrants. The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying the obligations described below with respect to registration. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such Public Warrant will not be entitled to exercise such Public Warrant and such Public Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Public Warrant. In the event that a registration statement is not effective for the exercised Public Warrants, the purchaser of a Public Unit will have paid the full purchase price for the Public Unit solely for the share of common stock included in the Public Unit.

Accounting— Because the Company is not required to net cash settle the Public Warrants, the Public Warrants will be recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.

Underwriting Agreement

The Company paid an upfront underwriting discount of $0.20 per unit ($2,500,000 in the aggregate) to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) equal to the difference between (a) the product of the number of shares of common stock sold as part of the units and $0.55 and (b) the upfront underwriting discounts paid at the closing of $2,500,000, or a total Deferred Discount of $4,375,000 ($0.35 per unit sold). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

Note 5. Related Party Transactions

Founder Shares — On June 28, 2013, the Sponsor purchased 3,593,750 shares of common stock (the “Founder Shares”) for $25,000, or approximately $0.007 per share. On August 22, 2013, the Sponsor transferred 171,875 Founder Shares to each of Thomas J. Baldwin and Joseph A. De Perio (collectively with the Sponsor, the “Initial Stockholders”), each of whom paid a purchase price of $1,195.65 for their respective shares (the same per-share purchase price initially paid by the Sponsor).

The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions. The Initial Stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s Business Combination, or earlier if, subsequent to the Company’s Business Combination, the last sales price of the Company’s common stock (i) equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Company’s Business Combination, in which case fifty percent (50%) of the Founder Shares will be transferable, assignable or salable or (ii) equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Company’s Business Combination in which case the remaining fifty percent (50%) of the Founder Shares will be transferable, assignable or salable or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Forfeiture —As a result of the underwriters’ election not to exercise their over-allotment option for the Public Offering, the Sponsor forfeited an aggregate of 468,750 Founder Shares on September 20, 2013, which the Company has cancelled. After giving effect to the forfeitures, the Initial Stockholders owned 3,125,000 shares, or 20% of the Company’s issued and outstanding shares.

In addition, a portion of the Founder Shares in an amount equal to 25% of the Founders Shares, or 5% of the Company’s issued and outstanding shares after the Public Offering (the “Founder Earnout Shares”), will be subject to forfeiture by the Sponsor (or its permitted transferees) on the fifth anniversary of the Business Combination unless following the Business Combination the last sale price of the Company’s common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). The number of Founder Earnout Shares is 781,250.

Rights — The Founder Shares are identical to the Public Shares except that (i) the Founder Shares are subject to certain transfer restrictions, as described above, and (ii) the Initial Stockholders have agreed to waive their redemption rights in connection with the Business Combination with respect to the Founder Shares and any Public Shares they may purchase, and to waive their redemption rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 21 months (or 24 months, as applicable) from the closing of the Public Offering.

Voting — If the Company seeks stockholder approval of a Business Combination, the Initial Stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Business Combination.

Liquidation — Although the Initial Stockholders and their permitted transferees will waive their redemption rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the prescribed time frame, they will be entitled to redemption rights with respect to any Public Shares they may own.

Private Placement Warrants

On September 20, 2013, the Sponsor purchased from the Company an aggregate of 8,000,000 warrants at a price of $0.50 per warrant (a purchase price of $4.0 million) in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one-half of one share of common stock at $5.75 per half share. The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account pending completion of the Company’s Business Combination. Immediately after the closing of the private placement, the Sponsor transferred the Private Placement Warrants to Clinton Magnolia Master Fund Ltd., an affiliate of the Sponsor, which paid a purchase price of $4.0 million for the Private Placement Warrants.

The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination, and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants included in the Units sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants being sold as part of the Units in the Public Offering and have no net cash settlement provisions.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of the Founder Shares and Private Placement Warrants will hold registration rights to require the Company to register the sale of any of the securities held by them pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, these stockholders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the costs and expenses of filing any such registration statements.

Note 6. Other Related Party Transactions

Administrative Services

The Company has entered into an Administrative Services Agreement with the Clinton Group, Inc., pursuant to which the Company will pay the Clinton Group, Inc. a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note Payable

Prior to the closing of the Public Offering, the Sponsor agreed to loan the Company up to an aggregate of $100,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. These loans were payable without interest on the completion of the Public Offering. From inception through September 20, 2013, the Sponsor loaned a total of $100,000 to the Company. The Note was repaid in full on September 23, 2013.

Note 7. Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2013. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized for the period from June 28, 2013 (date of inception) to September 30, 2013. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Note 8. Investments and cash held in Trust

As of September 30, 2013, investment securities in the Company’s Trust Account consist of $125,000,737 in United States Treasury Bills and $44 of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at September 30, 2013 are as follows:

	Carrying Amount	Gross Unrealized Holding Losses	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$125,000,737	$9,221	$125,009,958

Note 9. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments and cash held in Trust Account	$125,009,958	$125,009,958	$—	$—

United States Treasury Securities: The Company used Level 1 inputs to value the U.S. Treasury securities in the Trust Account for disclosure purposes.

Note 10. Stockholders’ Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2013, there were 15,625,000 shares of common stock outstanding, including 11,661,998 shares subject to possible redemption.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2013 no preferred shares have been issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to ROI Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

O verview

We are a blank check company incorporated on June 28, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of a public offering (the “Public Offering”) and a sale of warrants in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

For the period from June 28, 2013 (the date of inception) through September 30, 2013, we had a net loss of $40,888 and incurred costs of $7,364,128 with regard to the Company’s Public Offering which were classified as offering costs on the Company’s balance sheet.

The Company’s entire activity from June 28, 2013 (inception) through September 20, 2013, was in preparation for the Public Offering, which was consummated on September 20, 2013. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 21 months from September 20, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had cash of $1,336,879. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock (“Founder Shares”) by GEH Capital, Inc., a Delaware corporation (the “Sponsor”), and a total of $100,000 loaned by the Sponsor to the Company under an unsecured promissory note (the “Note”). This Note was repaid in full on September 23, 2013.

On September 20, 2013, we consummated the Company’s Public Offering of 12,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Company’s Public Offering, we consummated the private sale of an aggregate of 8,000,000 Private Placement Warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share), to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of $4,000,000. We received net proceeds from the Company’s Public Offering and the sale of the Private Placement Warrants of approximately $126,000,000, net of the non-deferred portion of the underwriting commissions of $2,500,000 and offering costs and other expenses of approximately $500,000. For a description of the proceeds generated in the Company’s Public Offering and a discussion of the use of such proceeds, we refer you to Note 4 of the unaudited condensed financial statements included in Part I, Item 1 of this Report.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an Administrative Services Agreement with the Clinton Group, Inc., pursuant to which the Company will pay the Clinton Group, Inc. a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Loss per common share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

Income taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Offering Costs

Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a blank check company incorporated on June 28, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We were considered in the development stage at September 30, 2013. All activity through September 20, 2013 relates to our formation and our Public Offering. As of September 30, 2013, the Company held a US Treasury Bill of approximately $125,010,000 which was subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated September 16, 2013 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated September 16, 2013 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28, 2013, our Sponsor purchased 3,593,750 Founder Shares for $25,000, or approximately $0.007 per share. On August 22, 2013, our Sponsor transferred 171,875 Founder Shares to each of Thomas J. Baldwin and Joseph A. De Perio, each of whom paid a purchase price of $1,195.65 for their respective shares (the same per-share purchase price initially paid by our Sponsor).

On September 20, 2013, our Sponsor purchased an aggregate of 8,000,000 Private Placement Warrants at a price of $0.50 per warrant (a purchase price of $4.0 million) in a private placement that occurred simultaneously with the completion of our Public Offering. Immediately after the closing of the private placement, our Sponsor transferred the Private Placement Warrants to Clinton Magnolia Master Fund Ltd., an affiliate of our Sponsor, which paid a purchase price of $4.0 million for the Private Placement Warrants.

The securities described in the preceding paragraph were issued and transferred pursuant to the exemption from registration contained in Section 4(2) of the Securities Act, as they were sold to accredited investors.

Our Sponsor is owned and controlled by George E. Hall, our Chief Investment Officer and a member of our board of directors. George E. Hall has voting and dispositive control of the shares of our common stock held by our Sponsor. Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds from our Public Offering

On September 20, 2013, we consummated our Public Offering of 12,500,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete a Business Combination on or prior to the 21-month (or 24-month) period allotted to complete the Business Combination, the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants issued in connection with the 12,500,000 units during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of our Business Combination or earlier upon redemption or liquidation. Once the warrants issued in connection with the Public Offering become exercisable, we may redeem those outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

The units in the public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $125,000,000. Deutsche Bank Securities Inc. acted as underwriter. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-190721). The SEC declared the registration statement effective on September 16, 2013.

We paid a total of $2,500,000 in underwriting discounts and commissions and approximately $500,000 for other costs and expenses related to the offering. In addition, Deutsche Bank Securities Inc. agreed to defer $4,375,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination if consummated. We also repaid our Sponsor $100,000 in satisfaction of an outstanding promissory note after the closing of our Public Offering.

We also consummated the simultaneous private sale of 8,000,000 Private Placement Warrants to our Sponsor at a price of $0.50 per warrant (for an aggregate purchase price of $4,000,000). The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination, and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants included in the Units sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants being sold as part of the Units in the Public Offering and have no net cash settlement provisions. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $4,375,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the private placement of the Private Placement Warrants was approximately $126,000,000, of which $125,000,000 (or approximately $10.00 per unit sold in the Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROI ACQUISITION CORP. II

Date: November 12, 2013

/s/ Thomas J. Baldwin
Name: Thomas J. Baldwin
Title: Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ Francis A. Ruchalski
Name: Francis A. Ruchalski
Title: Chief Financial Officer (principal financial officer)