Form 10-K
period 2013-12-31
ROI Acquisition Corp. II
filed 2014-03-07
CIK 1581607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number: 001-36068
ROI ACQUISITION CORP. II
 (Exact Name of Registrant as Specified in Its Charter)
_________________________

Delaware (State or Other Jurisdiction of Incorporation or Organization	46-3100431 (I.R.S. Employer Identification No.)

601 Lexington Avenue, 51st Floor, New York, New York (Address of Principal Executive Offices)	10022 (Zip Code)

(212) 825-0400
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Units, each consisting of one share of Common Stock and one Warrant
Common Stock, par value $0.0001 per share
Warrants, exercisable for 1/2 share of Common Stock

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ Do not check if a smaller reporting company	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of December 31, 2013 (the last business day of the registrant’s most recently completed fiscal quarter), was approximately $125,000,000.

As of March 1, 2014, there were 15,625,000 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

-i-

FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ liquidity and trading;

•	the use of proceeds not held in the Trust Account described herein or available to us from interest income on the Trust Account balance; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 6. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “us” or the “Company” refer to ROI Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to GEH Capital, Inc., a Delaware corporation.

ITEM 1. DESCRIPTION OF BUSINESS

General

We are a blank check company formed in Delaware on June 28, 2013 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets. We will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our management team to identify and combine with businesses in the consumer sector, and in particular the consumer products, retail, and restaurant industries, and the financial services sector, and in particular the asset management industry, although we may pursue business combination opportunities in other industries. Although we do not intend to enter into a business combination with a target business that is affiliated with the Sponsor, or our directors or officers, we are not prohibited from doing so.

On September 20, 2013, we consummated our initial public offering of 12,500,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one-half share of our common stock at an exercise of $5.75 per half share ($11.50 per whole share). The shares of our common stock sold as part of the units in our initial public offering are referred to in this report as our “Public Shares.” The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $125,000,000. Prior to the consummation of our initial public offering, on June 28, 2013, the Sponsor purchased 3,593,750 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.007 per share. Subsequently, on August 22, 2013, the Sponsor transferred 171,875 Founder Shares to each of Thomas J. Baldwin and Joseph A. De Perio (together with the Sponsor, the “Initial Stockholders”), each of whom paid a purchase price of $1,195.65 for their respective shares (the same per-share purchase price initially paid by the Sponsor).  As a result of the underwriters’ election not to exercise their over-allotment option for our initial public offering, the Sponsor forfeited an aggregate of 468,750 Founder Shares on September 20, 2013, which the Company has cancelled.

Simultaneously with the consummation of our initial public offering, we consummated the private sale of 8,000,000 warrants (the “Private Placement Warrants”), each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share) to the Sponsor at a price of $0.50 per warrant, generating gross proceeds of $4,000,000. Immediately after the closing of the private placement, the Sponsor transferred the Private Placement Warrants to Clinton Magnolia Master Fund Ltd., an affiliate of the Sponsor, which paid a purchase price of $4,000,000 for the Private Placement Warrants. After deducting the underwriting discounts and commissions (excluding the deferred portion of $4,375,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and the estimated offering expenses, the total net proceeds from our initial public offering and the private placement of the Private Placement Warrants was approximately $126,000,000, of which $125,000,000 (or approximately $10.00 per unit sold in our initial public offering) was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). The trust proceeds are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in trust will be released until the earlier of: (i) the completion of our business combination; or (ii) the redemption of 100% of the shares of common stock included in the Units sold in our initial public offering if we are unable to complete our business combination by June 20, 2015, which is the date that is 21 months after the closing of our initial public offering, or September 20, 2015, if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 21 months from the closing of our initial public offering but have not completed our business combination within such 21-month period.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $4,375,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $500,000 in expenses relating to our initial public offering, approximately $1,000,000 of the net proceeds of our initial public offering and private placement of the Private Placement Warrants was not deposited into the Trust Account and was retained by us for working capital purposes.  The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2013, there was $125,015,160 in investments and cash held in the Trust Account and $961,544 held outside the Trust Account available for working capital purposes. As of December 31, 2013, no funds had been withdrawn from the Trust Account for taxes.

Effecting our initial business combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effect our initial business combination using cash from the proceeds of our initial public offering and the private placement of the Private Placement Warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. Our initial business combination may involve our combination with a company or business that does not need substantial additional capital but that desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the Trust Account are used for payment of the purchase price in connection with our initial business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the Trust Account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, for the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

Selection of a target business and structuring of our initial business combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from independent investment banking firm that is a member of FINRA with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for our investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Redemption rights for holders of Public Shares upon consummation of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of franchise and income taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Initial Stockholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of our initial business combination.

Conduct of redemptions pursuant to tender offer rules

If we conduct the redemptions upon consummation of our initial business combination in compliance with the tender offer rules, the redemption offer will be made to all of our stockholders, not just our public stockholders. The Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the consummation of a business combination.

Submission of our initial business combination to a stockholder vote

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with redemption rights upon consummation of our initial business combination. Public stockholders electing to exercise their redemption rights will be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less franchise and income taxes payable, provided that such stockholders follow the specific procedures for redemption that will be set forth in the proxy statement relating to the stockholder vote on a proposed initial business combination.  Our public stockholders will not be required to vote against our initial business combination in order to exercise their redemption rights. If our initial business combination is not completed, then public stockholders electing to exercise their redemption rights will not be entitled to receive such payments.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our Initial Stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the initial public offering in favor of our initial business combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the consummation of a business combination.

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

Limitation on redemption rights upon consummation of a business combination if we seek a stockholder vote

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 10% of the shares sold in our initial public offering. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 10% of the shares sold in our initial public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 10% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 10% of the shares sold in our initial public offering) for or against our business combination.

Redemption of common stock and liquidation if no initial business combination

We will have only until June 20, 2015, which is the date that is 21 months after the closing of our initial public offering, or September 20, 2015 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination on or prior to June 20, 2015, to consummate our initial business combination. If we are unable to consummate a business combination within such time frame, we will:

•	cease all operations except for the purpose of winding up;

•	as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and

•	as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate;

subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time period for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs.

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

•	our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for an initial business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Either of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

Employees

We currently have five executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that members of our management will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

 Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

ITEM 1A.  RISK FACTORS

In addition to the other information included in this report, the following risk factors should be considered in evaluating our business and future prospects. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to the Company and our business. You should also read the other information included in this report, including our financial statements and the related notes.

We are a newly formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination. If we fail to complete a business combination, we will never generate any operating revenues.

 Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote before we complete our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirement or if we decide to hold a stockholder vote for business or other legal reasons. Accordingly, we may complete our initial business combination even if holders of a majority of our Public Shares do not approve of the business combination we complete.

If we seek stockholder approval of our initial business combination, our Initial Stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the Initial Stockholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our Initial Stockholders have agreed to vote their Founder Shares, as well as any Public Shares purchased during or after our initial public offering, in favor of our initial business combination. Immediately following the completion of our initial public offering, our Initial Stockholders owned 20.0% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our Initial Stockholders agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by June 20, 2015, which is the date that is 21 months after the closing of our initial public offering, or September 20, 2015, if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 21 months from the closing of our initial public offering but have not completed the initial business combination within such 21-month period). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

Our Sponsor, executive officers, directors and director nominees have agreed that we must complete our initial business combination within 21 months from the closing of our initial public offering (or 24 months, as applicable). We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public ‘‘float’’ of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public ‘‘float’’ of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, and (ii) the redemption of our Public Shares if we are unable to complete an initial business combination within 21 months from the closing of our initial public offering (or 24 months, as applicable), subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete an initial business combination within 21 months (or 24 months, as applicable) from the closing of our initial public offering is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 21 months (or 24 months, as applicable) from the closing of our initial public offering before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, common stock and warrants are listed on NASDAQ.  Although we were able to meet the minimum initial listing standards set forth in the NASDAQ listing standards, we cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, we would need to demonstrate that we have at least 300 round lot holders of our securities, our stock price would generally be required to be at least $4 per share and our stockholders’ equity would generally be required to be at least $5 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, common stock and warrants are listed on NASDAQ and, as a result, are “covered securities.” Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Our investors are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet, demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 10% of our common stock, you will lose the ability to redeem all such shares in excess of 10% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 10% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our common stock, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the Trust Account are insufficient to allow us to operate until June 20, 2015 (or September 20, 2015, as applicable), we may be unable to complete our initial business combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until June 20, 2015 (or September 20, 2015, as applicable), assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account are sufficient to allow us to operate until at least June 20, 2015 (or September 20, 2015, as applicable); however, we cannot assure you that our estimate is accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search, to pay our franchise and income taxes and to complete our business combination.

Of the net proceeds of our initial public offering, only approximately $1,000,000 were made available to us initially outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our Public Shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Each of our Sponsor, Joseph A. De Perio and George E. Hall, has agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest that may be withdrawn to pay franchise and income taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor, Joseph A. De Perio and George E. Hall will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor, Joseph A. De Perio and George E. Hall have sufficient funds to satisfy their indemnity obligations and, therefore, our Sponsor, Joseph A. De Perio and George E. Hall may not be able to satisfy those obligations. However, we currently believe our Sponsor, Joseph A. De Perio and George E. Hall are of substantial means and capable of funding a shortfall in our Trust Account, even though we have not asked our Sponsor, Joseph A. De Perio or George E. Hall to reserve for such eventuality. We believe the likelihood of our Sponsor, Joseph A. De Perio and George E. Hall having to indemnify the Trust Account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, Joseph A. De Perio and George E. Hall, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share or (ii) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest that may be withdrawn to pay franchise and income taxes, and our Sponsor, Joseph A. De Perio and George E. Hall assert that they are unable to satisfy their joint and several obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor, Joseph A. De Perio or George E. Hall to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor, Joseph A. De Perio and George E. Hall to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments, and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is a business combination; or (ii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within 21 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 21 months from the closing of our initial public offering but have not completed the initial business combination within such 21-month period) may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 21st month from the closing of our initial public offering (or 24th month, as applicable) in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within 21 months from the closing of our initial public offering (or 24 months, as applicable) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

The grant of registration rights to our Initial Stockholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our Initial Stockholders and their permitted transferees can demand that we register the Founder Shares, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of common stock issuable upon exercise of the Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our Initial Stockholders, holders of our Private Placement Warrants or their respective permitted transferees are registered.

Because we are not limited to a particular industry sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete a business combination with an operating company in the consumer sector (in particular the consumer products, retail, and restaurant industries), or the financial services sector (in particular the asset management industry) in the United States or globally, but may also pursue acquisition opportunities in other sectors, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may seek investment opportunities in industries outside of the consumer products, retail, restaurant, financial services or asset management industries (which industries may or may not be outside of our management’s area of expertise).

Although we intend to focus on identifying business combination candidates in the consumer sector (in particular the consumer products, retail, and restaurant industries), or the financial services sector (in particular the asset management industry) in the United States or globally, and we will not initially actively seek to identify business combination candidates in other sectors (which sectors may be outside our management’s area of expertise), we will consider a business combination outside of the consumer products, retail, restaurant or asset management industries if a business combination candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for our company or we are unable to identify a suitable candidate in the consumer products, retail, restaurant or asset management industries after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate.

In the event we elect to pursue an investment outside of the consumer products, retail, restaurant or asset management industries, our management’s expertise may not be directly applicable to its evaluation or operation.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek investment opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking or accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.  There are 384,375,000 authorized but unissued shares of common stock available for issuance including shares reserved for issuance upon exercise of outstanding warrants. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, however our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of our current investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities.  Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In June 2013, our Sponsor purchased an aggregate of 3,593,750 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.007 per share. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20.0% of the outstanding shares upon completion of our initial public offering. On August 22, 2013, our Sponsor transferred 171,875 Founder Shares to each of Thomas J. Baldwin and Joseph A. De Perio, each of whom paid a purchase price of $1,195.65 for their respective shares (the same per-share purchase price initially paid by our Sponsor). The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 8,000,000 private placement warrants, each exercisable for one-half of one share of our common stock at $5.75 per half share, for a purchase price of $4,000,000, or $0.50 per warrant, that will also be worthless if we do not complete a business combination. In addition, 781,250 founder earnout shares will be subject to forfeiture on the fifth anniversary of our initial business combination unless following our initial business combination the last sale price of our stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). The founder’s shares are identical to the shares of common stock included in the units sold in our initial public offering. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of warrants provided us with $125.0 million that we may use to complete our business combination (excluding up to $4,375,000 of deferred underwriting commissions being held in the Trust Account).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than was typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $5.75 per half share, or $11.50 per whole share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate our initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our Initial Stockholders, who collectively beneficially own 20.0% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 21 months from the closing of our initial public offering but have not completed the initial business combination within such 21-month period), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable), divided by the number of then outstanding Public Shares. These agreements are contained in letter agreements that we have entered into with our Sponsor, executive officers, directors and director nominees. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless.

Our Initial Stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our Initial Stockholders own 20.0% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our Initial Stockholders purchase any additional shares of common stock, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our Sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Initial Stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Stockholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase 6,250,000 shares of our common stock as part of the units offered in our intitial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 8,000,000 private placement warrants, each exercisable to purchase one-half of one share of common stock at $5.75 per half share. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because each warrant is exercisable for only one-half of one share of our common stock, the units may be worth less than units of other blank check companies.

Each warrant is exercisable for one-half of one share of common stock. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2014. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 601 Lexington Avenue, 51st Floor, New York, NY 10022. The cost for this space is included in the $10,000 per month fee that we pay to Clinton Group, Inc., or the Clinton Group, a multi-strategy asset management firm founded by our Chief Investment Officer, George E. Hall for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2013, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on the Nasdaq Capital Market under the symbols “ROIQU,” “ROIQ” and “ROIQW,” respectively.

The following table includes the high and low bids for our units, common stock and warrants for the periods presented.

	Units(1)		Common Stock (2)		Warrants(3)
2013	High	Low	High	Low	High	Low
Third Quarter	$10.10	$9.90	-	-	-	-
Fourth Quarter	$10.55	$10.00	-	-	$0.854	$0.31

(1)	Our units began trading on Nasdaq on September 17, 2013. The figures for the third quarter of 2013 are for the period from September 17, 2013 through September 30, 2013.

(2)	Our common stock began separate trading on Nasdaq on November 7, 2013; however, there were no sales prior to December 31, 2013.

(3)	Our warrants began separate trading on Nasdaq on November 7, 2013. The figures for the fourth quarter of 2013 are for the period from November 7, 2013 through December 31, 2013.

Holders

As of March 1, 2014, there was one holder of record of our units, four holders of record of our common stock and two holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Performance Graph

The graph below compares the cumulative total return of our units (the blue line in chart below) from September 17, 2013, the date that our units were first listed on Nasdaq, through December 31, 2013 with the comparable cumulative return of two indices, the S&P 500 Index (the green line in the chart below) and the Dow Jones Industrial Average Index (the red line in chart below). The graph plots the growth in value of an initial investment in each of our units, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Note: Separate trading of our common stock and warrants commenced on November 7, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the period from June 28, 2013 (inception) through December 31, 2013. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

June 28, 2013
(inception) to
December 31, 2013
Statement of Operations Data:
Operating expenses:
Formation and operating costs	$158,641
Loss from operations before other income and income tax expense	(158,641)
Other income (expense):
Interest income	17,816
State franchise taxes, other than income taxes	(51,000)
Total other expense	(33,184)
Loss before income tax expense	(191,825)
Income tax expense	-
Net loss	$(191,825)

Loss per common share:
Basic and diluted	$(0.05)

Weighted average shares outstanding:
Basic and diluted	3,861,964

Balance Sheet Data:
Cash and cash equivalents	$961,544
Investments and cash equivalents held in trust	$125,051,160
Total assets	$125,976,704
Common stock subject to possible redemption (at fair value): 11,646,904 shares at December 31, 2013	$116,469,040
Total stockholders’ equity	$500,007
Cash Flow Data:
Net cash used in operating activities	$(76,668)
Net cash used in investing activities	$(125,015,160)
Net cash provided by financing activities	$126,053,372

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed on June 28, 2013 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets. We will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our management team to identify and combine with businesses in the consumer sector, and in particular the consumer products, retail, and restaurant industries, and the financial services sector, and in particular the asset management industry, although we may pursue business combination opportunities in other industries. Although we do not intend to enter into a business combination with a target business that is affiliated with the Sponsor, or our directors or officers, we are not prohibited from doing so.

RESULTS OF OPERATIONS

Results of Operations

Through December 31, 2013, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account.  As of December 31, 2013, $125,015,160 was held in the Trust Account (including $4,375,000 of deferred underwriting discounts and commissions and $4,000,000 from the sale of the Private Placement Warrants) and we had cash outside of trust of $961,544 and $64,157 in accounts payable and accrued expenses. Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in Trust Account will be released until the earlier of: (i) the completion of a business combination; or (ii) the redemption of 100% of the shares of common stock included in the Units sold in the initial public offering if we are unable to complete a business combination by June 20, 2015, which is the date that is 21 months after the closing of our initial public offering, or September 20, 2015, if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 21 months from the closing of the initial public offering but have not completed the business combination within such 21-month period. Through December 31, 2013, we had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

For the period from June 28, 2013 (inception) through December 31, 2013, we earned $17,817 in interest income. All of our funds in the Trust Account are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We have agreed to pay the Clinton Group, Inc., a multi-strategy asset management firm founded by our Chief Investment Officer, George E. Hall, a total of $10,000 per month for office space, utilities and secretarial support. For the period from June 28, 2013 through December 31, 2013, the Company paid $33,667 under this Agreement.

Liquidity and Capital Resources

For the period from June 28, 2013 (inception) through December 31, 2013, we disbursed an aggregate of approximately $32,000 out of the proceeds of our initial public offering not held in trust, for legal and accounting fees and filing fees relating to our SEC reporting obligations and general corporate matters, and miscellaneous expenses.

We believe we have sufficient available funds outside of the Trust Account to operate through June 20, 2015, which is the date that is 21 months after the closing of our initial public offering, or September 20, 2015 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination on or prior to June 20, 2015, assuming that a business combination is not consummated during that time. However, we cannot assure you this will be the case. Over this time period, we currently anticipate incurring expenses for the following purposes:

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•	other miscellaneous expenses.

As indicated in the accompanying financial statements, at December 31, 2013, we had out of trust cash of $961,544 and $64,157 in accounts payable and accrued expenses.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than a monthly fee of $10,000 for office space and general and administrative services payable to Clinton Group, Inc., a multi-strategy asset management firm founded by our Chief Investment Officer, George E. Hall. We began incurring these fees on September 17, 2013, and will continue to incur these fees monthly until the completion of our initial business combination.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Cash Held in Trust

A total of approximately $125,000,000, including approximately $121,000,000 of the net proceeds from our initial public offering, $4,000,000 from the sale of the Private Placement Warrants and $4,375,000 of deferred underwriting discounts and commissions, has been placed in a Trust Account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of December 31, 2013, the balance in the Trust Account was $125,015,160, which includes $15,160 of interest earned since the inception of the trust.

Loss per Common Share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 3,861,964 for the period from June 28, 2013 (inception) to December 31, 2013 takes into effect the 3,593,750 shares issued on June 28, 2013 to the Sponsor, the 171,875 shares transferred by the Sponsor to Thomas J. Baldwin and Joseph A. De Perio, on August 22, 2013, the 12,500,000 shares sold in our initial public offering and outstanding since September 20, 2013 and the aggregate of 468,750 Founder Shares forfeited by the Sponsor on September 20, 2103 as a result of the underwriters’ election not to exercise of their over-allotment option. The 20,500,000 warrants related to our initial public offering and the private placement of the Private Placement Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our initial public offering held in the Trust Account may be invested by the trustee only in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page F-1 following the signature pages of this report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Thomas J. Baldwin	58	Chairman of the Board and Chief Executive Officer
Joseph A. De Perio	35	Vice Chairman of the Board and President
George E. Hall	53	Chief Investment Officer and Director
Daniel A. Strauss	29	Chief Operating Officer and Secretary
Francis A. Ruchalski	49	Chief Financial Officer
Tracy B. McKibben	44	Director
Jamal Mashburn	41	Director
Thomas Barber	39	Director
Andrew Reilly	45	Director

Thomas J. Baldwin has been our Chairman of the Board and Chief Executive Officer since July 2013. Currently, Mr. Baldwin is also a private investor and a Managing Director of the Clinton Group. Previously, Mr. Baldwin was Chairman and Chief Executive Officer of ROI Acquisition, which merged with EveryWare in a business combination in May 2013. Mr. Baldwin continues to serve as Vice Chairman of EveryWare. Previously, he served as Chairman, Chief Executive Officer and President of Morton’s Restaurant Group, Inc. from December 2005 through February 2010. In addition, Mr. Baldwin served as Chief Financial Officer of Morton’s Restaurant Group, Inc. from December 1988 until December 2005. During his tenure at Morton’s, the company grew from nine Midwest-based restaurants to a global organization of over 80 locations. Mr. Baldwin led Morton’s through two management-led buyouts and two initial public offering events. Prior to his employment at Morton’s Restaurant Group, Mr. Baldwin held management positions at Le Peep Restaurant, Citigroup and General Foods Corp., now part of Kraft Foods. In addition, Mr. Baldwin currently serves on the board of directors of Bravo Brio Restaurant Group, Inc. (NASDAQ: BBRG) and the private company boards of Benihana Asian Restaurants and Wood Fired Holding Corp., the parent company of Firebirds Wood Fired Grill Restaurants. He is a past Chairman and long-time Board Member of the March of Dimes, Connecticut Division.

We believe that Mr. Baldwin is qualified to serve as our Chairman of the Board due to his extensive experience in business operations, including as a chief executive officer of a publicly traded consumer company. Mr. Baldwin brings his comprehensive experience in brand positioning and brand management, general management including global strategy, operations, marketing and sales, people resources, investor relations, public relations, international and domestic development, franchising, as well as infrastructure functions to our Board.

Joseph A. De Perio has been our Vice Chairman of the Board and President since inception on June 28, 2013. Mr. De Perio has been a senior member of the portfolio management team of the Clinton Group from 2006 to December 2007 and October 2010 to the present. As a senior portfolio manager at the Clinton Group, Mr. De Perio is involved in all aspects of portfolio management for the public equity and private equity strategies at the Clinton Group, including origination, trading, structuring and research. Previously, Mr. De Perio was Vice Chairman and President of ROI Acquisition, which merged with EveryWare in a business combination in May 2013. Prior to joining the Clinton Group, he was a Vice President at Millennium Management executing a public equity strategy. Prior to his work in hedge funds, Mr. De Perio was an associate at Trimaran Capital Partners, a middle-market private equity investment fund, where he originated, executed and monitored leveraged buyout and growth equity investments in the healthcare, technology and consumer industries. Mr. De Perio’s investment experience includes equity investments in California Pizza Kitchen, Inc., Collective Brands, Inc., PF Chang’s China Bistro Inc., Red Robin Gourmet Burgers, Inc., Steven Madden, Ltd., and Wet Seal, Inc. Mr. De Perio was also an associate and an analyst in the Mergers and Acquisitions department of CIBC Oppenheimer. Mr. De Perio currently serves on the board of directors of Overland Storage, Inc. (NASDAQ: OVRL) and served on the Board of Directors and Compensation Committee of Viking Systems, Inc. (OTC: VKNG) from June 2011 until its sale to Conmed Corporation in October 2012. Mr. De Perio has over 12 years experience in corporate finance, including over 9 years as an investment analyst and portfolio manager in private equity and public equity. He has a strong understanding of corporate finance and strategic business planning activities. While serving as a member of the Clinton Group investment team, he gained significant experience advising and investing in public companies including consumer products companies. In addition, his experience as a director of companies outside the consumer industry enables Mr. De Perio to contribute additional perspective to board discussions.

George E. Hall has been our Chief Investment Officer and Director since July 2013. Mr. Hall is the Founder, CEO, President and Chief Investment Officer of the Clinton Group. Mr. Hall is ultimately responsible for all final investment and trading decisions, risk management and quantitative analysis at the Clinton Group. Mr. Hall is a prominent business leader in the financial services industry, particularly in asset management. Previously, Mr. Hall served as Chief Investment Officer and Director of ROI Acquisition, which merged with EveryWare in a business combination in May 2013. Before founding the Clinton Group in 1991, Mr. Hall was a Vice President at Greenwich Capital Markets, Inc., a primary dealer and mortgage securities broker-dealer. He headed the mortgage arbitrage group which traded mortgage securities, interest rate derivatives and futures and options. There he created and implemented the firm’s analytical systems for CMOs and related securities. Prior to his time at Greenwich Capital Markets, he directed the trading of mortgage securities including agency pass-throughs, options, whole loans, CMOs and interest rate derivatives at Citicorp Investment Bank. Before pursuing his MBA, Mr. Hall was a nuclear engineer at Tenneco Corporation. Mr. Hall is a director of Rumson-Fair Haven Bank & Trust Company (OTC: RFHB). Mr. Hall is also Chairman of the Board and President of CGI Holdings, Inc. and holds similar positions throughout the family of companies and funds. Mr. Hall holds a BS from the U.S. Merchant Marine Academy and an MBA from the Wharton School at the University of Pennsylvania.

We believe that Mr. Hall is qualified to serve on our board of directors due to his extensive experience in business and investing, as well as his broad leadership experience as Founder, CEO, President and Chief Investment Officer of the Clinton Group, a global investment firm that currently has over $1.5 billion in assets under management.

Daniel A. Strauss has been our Chief Operating Officer and Secretary since inception on June 28, 2013. Mr. Strauss is a member of the private equity team at the Clinton Group and is responsible for evaluating and executing transactions across a range of industries. Mr. Strauss was Vice President and Director of Acquisitions of ROI Acquisition from February 2012 until its business combination in May 2013. Prior to joining the Clinton Group in 2010, he was with Angelo, Gordon & Co. as a member of the firm’s private equity practice. Prior to his work at Angelo, Gordon & Co., he was a Financial Analyst at Houlihan Lokey focusing on mergers and acquisitions in the consumer products industry. Mr. Strauss holds a B.S. in Finance and International Business from the Stern School of Business at New York University. Mr. Strauss is a director and member of the Finance & Risk and H. R. & Compensation Committees at Pacific Mercantile Bancorp (NASDAQ: PMBC) and a director and member of the Credit Risk and Governance Committees at Community Financial Shares, Inc. (OTC BB: CFIS).

Mr. Strauss has extensive experience both advising and investing in companies across a range of industries. Through his position on the Clinton Group investment team, he has gained expertise in financial analysis and corporate best practices. His financial and operational involvement with various companies afford him a unique perspective which will aid in both the identification and evaluation of targets.

Francis A. Ruchalski has been our Chief Financial Officer and Director since July 2013. Mr. Ruchalski is a CPA and the CFO of the Clinton Group. Mr. Ruchalski also served a Chief Financial Officer of ROI Acquisition from inception until its business combination in May 2013. Prior to joining the Clinton Group in 1997, Mr. Ruchalski was an audit manager for Anchin, Block & Anchin, LLP, a certified public accounting firm. His responsibilities included client auditing and financial and taxation planning. Mr. Ruchalski serves as director and comptroller of CGI Holdings, Inc. and holds similar positions throughout the family of company and funds. Mr. Ruchalski holds a BS in Accounting from St. John’s University.

Tracy B. McKibben has served on our board of directors since the closing of our initial public offering. Ms. McKibben is the President of MAC Energy Advisors, LLC, an adviser of companies and investors on alternative energy and clean technology investments and strategic opportunities across a global platform. In addition, Ms. McKibben is an advisor and serves on the Board of Directors of Sphaera Energy which is a European energy boutique firm that finances, develops and acquires renewable energy assets, as well as offering integrated solutions for conventional energy assets. Prior to founding MAC Energy Advisors, LLC in January 2010, Ms. McKibben served as the Managing Director and Head of Environmental Banking Strategy at Citigroup Global Markets, Inc., a global investment bank, from September 2007 to August 2009. Previously, Ms. McKibben worked at the National Security Council where she served as the Director, European Economic Affairs and EU Relations from July 2003 to August 2007 and as the Acting Senior Director for European Affairs from June 2007 to August 2007. From March 2001 to July 2003, Ms. McKibben served at the U.S. Department of Commerce where she was the Director, Executive Secretariat for the Office of the Secretary from March 2001 to April 2002 and Special Counsel for International Trade and Investments from April 2002 to July 2003. Ms. McKibben received a B.A., summa cum laude, from West Virginia State University and a J.D. from Harvard Law School.

Ms. McKibben’s qualifications as a director include her 15 years of experience in the energy sector, with over 10 years focusing on the areas of alternative energy, clean technology and sustainability management, her experience advising multinational corporations on strategic investments and capital investment structuring, and her strategic, mergers and acquisitions and advisory experience.

Jamal Mashburn has served on our board of directors since the closing of our initial public offering. Mr. Mashburn is President and CEO of Mashburn Enterprises, LLC, a private investment firm. Mashburn is most notably known for his success on the basketball court—the former college and NBA All Star spent over 20 years with the Kentucky Wildcats, Dallas Mavericks, Miami Heat, and New Orleans Hornets. With a natural knack for teambuilding, Mr. Mashburn took his skills straight to the business world after his basketball career was over. Mr. Mashburn successfully assembled a team of savvy professionals specializing in administration, finance, project management, insurance, and advertising, and to date, Mr. Mashburn has ownership interests in numerous restaurant franchises (38 Outback Steakhouse restaurants, 32 Papa John’s pizza restaurants, and three Dunkin Donuts stores), car dealerships (owner of Kentucky’s Toyota of Nicholasville and Lexus Store of Lexington), real estate, and the thoroughbred horse racing industry. Mr. Mashburn also served as a director of ROI Acquisition Corp. Mr. Mashburn is active in the community and has established the Mashburn Scholarship Fund at the University of Kentucky. He is also a founding member, officer, and director of The MAP Foundation (focused on youth mentoring) and the Mashburn Family Foundation (offering programs and support for latch-key children and children of alcoholics and single mothers). Mr. Mashburn currently sits on the board of directors for the National Forest Foundation and has served on the Advisory Board for Central Bank & Trust Company in Lexington, Kentucky.

Mr. Mashburn is qualified to serve as a member of the Board due to his business leadership and operational expertise in the restaurant industry, and experience as a private investor. Mr. Mashburn has developed an extensive set of contacts in the business, private equity and financial sectors, which we believe will generate acquisition opportunities for us.

Thomas Barber has served on our board of directors since the closing of our initial public offering. Mr. Barber is a Co-Founder and Managing Partner of Spanos Barber Jesse & Co., a lower middle market investment fund that makes junior debt and private equity investments in consumer and services businesses. From 2005 to 2013, Mr. Barber served as a senior investment professional at Black Canyon Capital, a fund that invests in junior debt and private equity. Mr. Barber originated, structured, negotiated and monitored investments in companies with between $5 million and $50 million of EBITDA across a variety of industries, with a particular focus on consumer, business services and media. Mr. Barber has served as an active Director on six boards and has extensive experience across a variety of corporate functions, including operations, finance, sales and marketing, real estate and executive recruiting. Prior to 2005, Mr. Barber spent six years at Donaldson, Lufkin & Jenrette/Credit Suisse First Boston in investment banking with a focus on leveraged finance. Mr. Barber graduated magna cum laude with a BA in Political Science and a minor in Business Administration from the University of California at Berkeley. Mr. Barber serves on the boards of Triton Media, Jefferson Dental Clinics, Grenax Broadcasting and Malibu Boats.

Mr. Barber is qualified to serve as a member of the Board due to his business leadership and extensive experience as a private equity investor. Mr. Barber has developed an extensive set of contacts in the business, private equity and financial sectors, which we believe will generate acquisition opportunities for us.

Andrew Reilly has served on our board of directors since the closing of our initial public offering. Mr. Reilly is a Managing Director of Accretive Capital Partners, LLC and Accretive Capital Advisors, LLC (“Accretive”). Accretive is a private equity secondary and co-investment firm with offices in Boston, New York and West Palm Beach. Mr. Reilly is also a director of Defense Mobile Corp. Prior to Accretive, Andrew was with Fondinvest Capital, a Paris-based secondary private equity firm. In 2001, Andrew co-founded and managed Thomas Keenan Ventures, an early stage venture capital firm based in Westport, CT. Mr. Reilly started his career as an entrepreneur. Mr. Reilly was the co-founder of two high-tech businesses and successfully sold both to publicly traded companies in 2000. Andrew is also a current member of the Rhode Island State Investment Commission (SIC), a board that has investment management oversight of the pension fund for the Employees Retirement System of Rhode Island. Mr. Reilly acts as the Chairman of the Alternative Investments Sub-Committee of the SIC, which focuses on the investments and management of the pension’s alternative investments in Venture Capital, Buyout, and Real Estate funds. He also sits on the Rhode Island Tobacco Finance Corporation Board of Directors, the Board of Trustees of the Preservation Society of Newport County and the Dean’s Council of the University of Rhode Island’s Graduate School of Oceanography.

Mr. Reilly is qualified to serve as a member of the Board due to his business leadership and extensive experience as a private equity investor. Mr. Reilly has developed an extensive set of contacts in the business, private equity and financial sectors, which we believe will generate acquisition opportunities for us.

Director Independence
Our board of directors has determined that each of Ms. McKibben, Mr. Mashburn, Mr. Barber and Mr. Reilly are “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act and the Nasdaq listing standards.

Board Committees

Audit Committee
We have an audit committee comprised of Joseph A. De Perio, Tracy B. McKibben and Thomas Barber. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the exception described below. Tracy B. McKibben and Thomas Barber are independent. We have one year from the date our securities were listed on Nasdaq to have our audit committee be comprised solely of independent members. We intend to identify one additional independent director to serve on the audit committee within one year of the listing of our securities at which time Joseph A. De Perio will resign from the committee. We expect such additional director to enter into a letter agreement substantially similar to the letter agreements signed by our directors included as exhibits to our registration statement. Joseph A. De Perio serves as the Chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Joseph A. De Perio qualifies as an “audit committee financial expert” as defined in applicable SEC rules because he meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. The responsibilities of our audit committee include:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Director Nominations
Pursuant to Rule 5605(e)(1) of the NASDAQ rules, our director nominees must either be selected, or recommended for our Board’s selection, either by a majority of our independent directors or a nominations committee comprised solely of independent directors. We have formed a Governance & Nominating Committee comprised of Andrew Reilly, Jamal Mashburn and Tracy McKibben, each of whom is an independent director under the NASDAQ listing standards. The Governance & Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The Governance & Nominating Committee considers persons identified by its members, management, stockholders, investment bankers and others. Our Governance & Nominating Committee’s charter is filed as an exhibit to this report.

The Governance & Nominating Committee will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in Section 3.2 of our bylaws

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Governance & Nominating Committee considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics and Committee Charters
We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics and our audit committee charter as exhibits to our registration statement in connection with our initial public offering. Our Governance & Nominating Committee charter is filed as an exhibit to this report. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at 601 Lexington Avenue, 51st Floor, New York, New York, 10022 or by telephone at (212) 825-0400. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Other Board Committees
Our board of directors intends to establish a compensation committee at our first annual meeting. Our board of directors intends to adopt a charter for this committee at such time as it is established. Prior to such time, we do not intend to establish a compensation committee. We do not believe a compensation committee is necessary prior to our first annual meeting as there will be no salary, fees or other compensation being paid to our officers or directors prior to such time.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that during the fiscal year ended December 31, 2013 all Section 16(a) filing requirements applicable to our officers and directors were complied with, except for one late Form 4 filing for Mr. Baldwin, notice of which was filed on Form 4 on September 25, 2013, or four business days late.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Other than as described below, none of our executive officers or directors has received any cash compensation for services rendered. Commencing on September 17, 2013 through the earlier of the consummation of our initial business combination and our liquidation, we are obligated to pay the Clinton Group, a multi-strategy asset management firm founded by our Chief Investment Officer, George E. Hall for office space, utilities and secretarial and administrative services. This arrangement has been agreed to by George E. Hall for our benefit and is not intended to provide Mr. Hall compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Other than the $10,000 per month fee to the Clinton Group, no compensation of any kind, including finder’s and consulting fees, has been, or will be, paid to the Sponsor or our executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments made to the Sponsor or our officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation and Compensation Committee Report

We may not have a compensation committee in place prior to the completion of our initial business combination. Our board of directors intends to establish a compensation committee upon the consummation of an initial business combination and, at that time, adopt a charter for such committee. Thomas J. Baldwin, our Chairman of the Board and Chief Executive Officer, currently serves as a member of the compensation committee of EveryWare (f/k/a ROI Acquisition), and, in the past year, Mr. Baldwin served as Chairman and Chief Executive Officer, and Joseph De Perio served as Vice Chairman of the Board and President of ROI Acquisition. None of our other executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors. All members of our board of directors reviewed the “Compensation Discussion and Analysis” and agreed that it should be included in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2014, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding 15,625,000 shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
		Approximate
		Percentage of
	Number of Shares	Outstanding
Name and Address of Beneficial Owner(1)	Beneficially Owned	Common Stock(2)
GEH Capital, Inc. (the Sponsor)(2)	2,781,250	17.8%

Thomas J. Baldwin(3)	181,875	1.2%

George E. Hall(4)	2,781,250	17.8%

Joseph A. De Perio	171,875	1.1%

Daniel A. Strauss	__	*

Francis A. Ruchalski	__	*

Tracy B. McKibben	__	*

Thomas Barber	__	*

Jamal Mashburn	__	*

Andrew Reilly	__	*

All directors and executive officers as a group (nine individuals)	3,125,000	20.00%

Fir Tree Inc.(5)	1,060,900	6.79%

Davidson Kempner Capital Management LLC(6)	1,050,000	6.72%

Pine River Capital Management L.P.(7)	1,050,000	6.72%

TD Asset Management Inc.(8)	1,050,000	6.72%

BlueMountain Capital Management, LLC(9)	850,000	5.44%

Canton Holdings, L.L.C.(10)	800,362	5.12%

*   Less than one percent.

(1)     Unless otherwise noted, the business address of each of the following is 601 Lexington Avenue, 51st Floor, New York, New York, 10022.

(2)     These shares represent one hundred percent of our shares of common stock held by the Sponsor. As a result of the underwriters’ election not to exercise their over-allotment option for our initial public offering, the Sponsor forfeited an aggregate of 468,750 Founder Shares on September 20, 2013, which the Company has cancelled.  The founder earnout shares (equal to 25% of the Founder Shares held by our Initial Stockholders and 5% of our issued and outstanding shares after the initial public offering) are subject to forfeiture by the Sponsor (or its permitted transferees) on the fifth anniversary of our initial business combination unless following our initial business combination the last sale price of our stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

(3)     On August 22, 2013, the Sponsor transferred 171,875 Founder Shares to Thomas J. Baldwin for a purchase price of $1,195.65. On September 20, 2013, Mr. Baldwin purchased 10,000 units for $10.00 per unit in a privately negotiated transaction.

(4)     These shares represent the Founder Shares held by the Sponsor. Mr. Hall owns and controls our Sponsor and, consequently, has voting and dispositive control over such shares.

(5)      According to a Schedule 13G filed with the SEC on February 13, 2014 on behalf of Fir Tree Inc., a New York corporation (“Fir Tree”), the shares reported above include shares purchased by certain private investment funds for which Fir Tree serves as the investment manager (the “Fir Tree Funds”). Fir Tree is the investment manager of the Fir Tree Funds, and has been granted investment discretion over portfolio investments, including the common stock of the Company held by the Fir Tree Funds. The business address of this stockholder is Fir Tree Inc., 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

(6)     According to a Schedule 13G filed with the SEC on September 27, 2013 on behalf of Davidson Kempner Partners, a New York limited partnership (“DKP”), Davidson Kempner Institutional Partners, L.P., a Delaware limited partnership (“DKIP”), Davidson Kempner International, Ltd., a British Virgin Islands corporation (“DKIL”), Davidson Kempner Capital Management LLC, a New York limited liability company and a registered investment adviser with the U.S. Securities and Exchange Commission, (“DKCM”) and Messrs. Thomas L. Kempner, Jr. and Stephen M. Dowicz.  DKCM acts as investment manager to each of DKP, DKIP, and DKIL and Messrs. Thomas L. Kempner, Jr. and Stephen M. Dowicz through DKCM, are responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL. DKP beneficially owns 191,000 shares of the Company’s common stock, DKIP beneficially owns 431,550 shares of the Company’s common stock, DKIL beneficially owns 427,350 shares of the Company’s common stock, DKCM beneficially owns 1,050,000 shares of the Company’s common stock, Thomas L. Kempner, Jr. beneficially owns 1,050,000 of the Company’s common stock and Stephen M. Dowicz beneficially owns 1,050,000 shares of the Company’s commons stock. The business address of this stockholder is c/o Davidson Kempner Partners, 65 East 55th Street, 19th Floor, New York, New York 10022.

(7)     According to a Schedule 13G filed with the SEC on February 11, 2014 on behalf of Brian Taylor, Pine River Capital Management L.P. (“Pine River”) and Pine River Master Fund Ltd., Brian Taylor and Pine River share voting and investment power over the shares reported above. The business address of this stockholder is 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.

(8)     The business address of this stockholder is TD Asset Management Inc., Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2.

(9)     According to a Schedule 13G filed with the SEC on February 12, 2014 on behalf of BlueMountain Capital Management, LLC, a Delaware limited liability company (“BlueMountain”), BlueMountain acts as investment manager to, and exercises investment discretion with respect to shares of the Company’s common stock directly owned by (i) Blue Mountain Credit Alternatives Master Fund L.P., a Cayman Islands exempted limited partnership, with respect to the 479,851 shares of the Company’s common stock directly owned by it; (ii) BlueMountain Long/Short Credit Master Fund L.P., a Cayman Islands exempted limited partnership, with respect to the 117,809 shares of the Company’s common stock directly owned by it; (iii) BlueMountain Equity Alternatives Master Fund L.P., a Cayman Islands exempted limited partnership, with respect to the 52,950 shares of the Company’s common stock directly owned by it; (iv) BlueMountain Kicking Horse Fund L.P., a Cayman Islands exempted limited partnership, with respect to the 23,628 shares of the Company’s common stock directly owned by it; (v) BlueMountain Timberline Ltd., a Cayman Islands exempted limited company, with respect to the 29,407 shares of the Company’s common stock directly owned by it; (vi) AAI BlueMountain Fund PLC, on behalf of its sub-fund BlueMountain Long/Short Credit and Distressed Reflection Fund, an Irish open-ended umbrella fund investment company incorporated as a public limited company with variable capital and with segregated liability between its sub-funds, with respect to the 12,579 shares of the Company’s common stock directly owned by it; and (vii) BlueMountain Montenvers Fund SCA SICAV-SIF, with respect to the 133,776 shares of the Company’s common stock directly owned by it. The business address of this stockholder is 280 Park Avenue, 5th Floor East, New York, New York 10017.

(10)     According to a Schedule 13G filed with the SEC on February 14, 2014 on behalf of Canton Holdings, L.L.C., a Delaware limited liability company (“Canton”); Archer Capital Management, L.P., a Delaware limited partnership (“Archer”), as the investment manager to certain private investment funds (the “Archer Funds”); Joshua A. Lobel, an individual and a principal of Canton; and Eric J. Edidin, an individual and a principal of Canton, all of the shares reported above are held by the Archer Funds. Canton, Archer, and Messrs. Lobel and Edidin may be deemed the beneficial owners of the shares reported above by virtue of the fact that they have the shared power to vote and dispose of the shares of the Company’s common stock held by the Archer Funds. The business address of this stockholder is 570 Lexington Avenue, 40th Floor, New York, New York 10022.

On June 28, 2013, the Sponsor purchased 3,593,750 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.007 per share. Subsequently, on August 22, 2013, the Sponsor transferred 171,875 Founder Shares to each of Thomas J. Baldwin and Joseph A. De Perio (together with the Sponsor, the “Initial Stockholders”), each of whom paid a purchase price of $1,195.65 for their respective shares (the same per-share purchase price initially paid by the Sponsor).  As a result of the underwriters’ election not to exercise their over-allotment option for our initial public offering, the Sponsor forfeited an aggregate of 468,750 Founder Shares on September 20, 2013, which the Company has cancelled.  In addition, the founder earnout shares (equal to 25% of the Founder Shares held by our Initial Stockholders and 5% of our issued and outstanding shares after the initial public offering) will be subject to forfeiture by the Sponsor (or its permitted transferees) on the fifth anniversary of our initial business combination unless following our initial business combination the last sale price of our stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). The Founder Shares are identical to the shares of common stock included in the units sold in the initial public offering. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination.

Simultaneously with the consummation of our initial public offering, we consummated the private sale of 8,000,000 Private Placement Warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share) to the Sponsor at a price of $0.50 per warrant, generating gross proceeds of $4,000,000. Immediately after the closing of the private placement, the Sponsor transferred the Private Placement Warrants to Clinton Magnolia Master Fund Ltd., an affiliate of the Sponsor, which paid a purchase price of $4,000,000 for the Private Placement Warrants.

The proceeds from the sale of the Private Placement Warrants were added to the proceeds from our initial public offering held in the Trust Account pending our completion of our initial business combination. If we do not complete our initial business combination by June 20, 2015, or September 20, 2015 if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination on or prior to June 20, 2015, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares, and the Private Placement Warrants will expire worthless. The Private Placement Warrants are subject to certain transfer restrictions and will not be redeemable by us so long as they are held by the members of the Sponsor or their permitted transferees. If the Private Placement Warrants are held by holders other than the members of the Sponsor or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering. The Private Placement Warrants may also be exercised by holders or their permitted transferees on a cashless basis. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our initial public offering.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In June 2013, the Sponsor purchased 3,593,750 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.007 per share. Subsequently, on August 22, 2013, the Sponsor transferred 171,875 Founder Shares to each of Thomas J. Baldwin and Joseph A. De Perio (together with the Sponsor, the “Initial Stockholders”), each of whom paid a purchase price of $1,195.65 for their respective shares (the same per-share purchase price initially paid by the Sponsor).  As a result of the underwriters’ election not to exercise their over-allotment option for our initial public offering, the Sponsor forfeited an aggregate of 468,750 Founder Shares on September 20, 2013, which the Company has cancelled.

In connection with the consummation of our initial public offering, members of the Sponsor purchased an aggregate of 8,000,000 Private Placement Warrants in a private placement. Each Sponsor Warrant entitles the holder to purchase half of one share of our common stock at $5.75 per half share (or 11.50 per whole share). The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

Mr. Hall owns and controls GEH Capital, Inc. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our executive officers will materially undermine our ability to complete our business combination. Certain members of our management team also have fiduciary obligations to private equity funds managed by the Clinton Group. In order to minimize potential conflicts, or the appearance of conflicts, which may arise from these affiliations, the Clinton Group, on behalf of itself and its affiliated investment funds that may consider acquisition opportunities in the consumer and financial services sector, has granted us a “right of first refusal” with respect to any opportunity to acquire 50% or more of the outstanding voting securities of any company or business in the consumer or financial services sectors whose fair market value is at least equal to 80% of the balance of the Trust Account (less the deferred underwriting discounts and commissions and taxes payable) at such time, which is the minimum size of a target business for our initial business combination. Pursuant to this right of first refusal, we will be entitled to pursue any such potential transaction opportunity unless and until a majority of our independent directors has determined for any reason that we will not pursue such opportunity. If a majority of our independent directors determines that the company will not pursue such opportunity, we will release the Clinton Group from this right of first refusal so that it can explore such opportunity. This right of first refusal will expire upon the earlier of: (1) our consummation of an initial business combination and (2) 24 months from the date of the Company’s prospectus. Furthermore, we have agreed that any target company with respect to which the Clinton Group or its private equity fund party to the right of first refusal agreement currently invests or has initiated any contacts or entered into any discussions, formal or informal, or negotiations regarding such company’s acquisition prior to the completion of the initial public offering will not be a potential acquisition target for us, unless such fund declines to pursue an investment in such company.

The Clinton Group, an entity founded by Mr. Hall, our Chief Investment Officer and a director, has agreed to, from the date that our securities were first listed on Nasdaq through the earlier of our consummation of a business combination or our liquidation, make available to us office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay the Clinton Group $10,000 per month for these services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Hall compensation in lieu of salary. We believe, based on rents and fees for similar services in the New York metropolitan area, that the fee charged by the Clinton Group is at least as favorable as we could have obtained from an unaffiliated person.

Other than the $10,000 per-month administrative fee paid to the Clinton Group, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our Sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is). Our independent directors will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

Prior to the completion of our initial public offering, the Company issued an unsecured promissory note (the “Note”) to the Sponsor on June 28, 2013 that provided for the Sponsor to advance to the Company, from time to time, up to $100,000 for expenses related to our initial public offering.  The Note was non-interest bearing and was payable on the earlier of December 1, 2013 or the completion of our initial public offering. The Sponsor advanced $100,000 to the Company under the Note prior to our initial public offering. The Note was paid in full on September 23, 2013 and no balance remained outstanding subsequent to such date.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

We have entered into a registration rights agreement with respect to the Founder Shares and Private Placement Warrants.  Pursuant to this agreement, the holders of the Founder Shares and private placement warrants have registration rights to require us to register a sale of any of our securities held by them. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, upon the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our business combination, the last sale price of our common stock (x) equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after our initial business combination, in which case fifty percent (50%) of the Founder Shares will be transferable, assignable or salable or (y) equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after our initial business combination, in which case the remaining fifty percent (50%) of the Founder Shares will be transferable, assignable or salable, and (B) the date on which when we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the private placement warrants and the respective common stock underlying such warrants, 30 days after the completion of our initial business combination. We will bear the costs and expenses of filing any such registration statements.

Our sponsor, executive officers, directors and director nominees may become involved with subsequent blank check companies similar to our company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by June 20, 2015, which is the date that is 21 months after our initial public offering, or September 20, 2015 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination on or prior to June 20, 2015.

You should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our Sponsor purchased Founder Shares prior to our initial public offering. Our Sponsor also purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our Sponsor has agreed to waive its redemption rights with respect to its Founder Shares and Public Shares in connection with the consummation of our initial business combination. Additionally, our Sponsor has agreed to waive its redemption rights with respect to its Founder Shares if we fail to consummate our initial business combination within 21 months (or 24 months, as applicable) after the closing of our initial public offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants will be used to fund the redemption of our Public Shares, and the private placement warrants will expire worthless. With certain limited exceptions, the Founder Shares and private placement units will not be transferable, assignable or salable by our Sponsor or our Chairman, respectively, until the earlier of (1) one year after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, in the event the sales price of our shares reaches or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period during such one year period, 50% of the Founder Shares shall be released from the lock-up and, if the sales price of our shares reaches or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period during such one year period, the remaining 50% of the Founder Shares shall be released from the lock-up. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial business combination. Since our Sponsor and certain of our officers and directors own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with the Clinton Group or our Sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, our Initial Stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after our initial public offering in favor of our initial business combination and our officers and directors have also agreed to vote any Public Shares purchased during or after the offering in favor of our initial business combination.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

Director Independence

Our board of directors has determined that each of Ms. McKibben, Mr. Mashburn, Mr. Barber and Mr. Reilly, who joined our board of directors upon the closing of our initial public offering, is an independent director as such term is defined under the rules of Nasdaq and Rule 10A-3 of the Exchange Act. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Rothstein Kass acts as our independent registered public accounting firm. The following is a summary of fees paid to Rothstein Kass for services rendered.

Audit Fees

Fees paid or payable for our independent registered public accounting firm were approximately $67,000 for the services it performed in connection with this report, the Quarterly Report on Form 10-Q for the fiscal quarter ended on September 30, 2013, and our initial public offering, including review of our registration statement on Form S-1 and amendments thereto, comfort letters and consents.

Tax Fees

We have not incurred any fees for tax services.

All Other Fees

There have been no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was not formed until September 20, 2013. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Rothstein Kass, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)              The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

Exhibit
Number	Description

1.1
Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on September 11, 2013.)

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36068), filed with the Securities and Exchange Commission on September 26, 2013).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).

4.1
Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).

4.2
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).

4.3
Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).

4.4
Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-36068), filed with the Securities and Exchange Commission on September 26, 2013).

10.1
Promissory Note, dated June 28, 2013, issued to GEH Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).

10.2(a)
Letter Agreement among the Registrant, GEH Capital, Inc., Thomas J. Baldwin, Joseph A. De Perio, George E. Hall, Francis A. Ruchalski and Daniel A. Strauss, dated as of September 16, 2013 (incorporated by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K (File No. 001-36068), filed with the Securities and Exchange Commission on September 26, 2013).

10.2(b)
Letter Agreement between the Registrant and Thomas Barber, dated as of September 16, 2013 (incorporated by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K (File No. 333-190721), filed with the Securities and Exchange Commission on September 26, 2013).

10.2(c)
Letter Agreement between the Registrant and Jamal Mashburn, dated as of September 16, 2013 (incorporated by reference to Exhibit 10.1(c) to the Company’s Current Report on Form 8-K (File No. 001-36068), filed with the Securities and Exchange Commission on September 26, 2013).

10.2(d)
Letter Agreement between the Registrant and Tracy B. McKibben, dated as of September 16, 2013 (incorporated by reference to Exhibit 10.1(d) to the Company’s Current Report on Form 8-K (File No. 001-36068), filed with the Securities and Exchange Commission on September 26, 2013).

10.2(e)
Letter Agreement between the Registrant and Andrew Reilly, dated as of September 16, 2013 (incorporated by reference to Exhibit 10.1(e) to the Company’s Current Report on Form 8-K (File No. 001-36068), filed with the Securities and Exchange Commission on September 26, 2013).

10.3
Investment Management Trust Agreement, dated as of September 16, 2013, by and among the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36068), filed with the Securities and Exchange Commission on September 26, 2013).

10.4
Administrative Services Agreement, dated as of June 28, 2013, by and between the Registrant and Clinton Group, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).

10.5
Form of Registration Rights Agreement by and among the Registrant, GEH Capital, Inc. and the individuals party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).

10.6
Securities Purchase Agreement, effective as of June 28, 2013, among the Registrant and GEH Capital, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).

10.7
Amended and Restated Sponsor Warrants Purchase Agreement dated August 19, 2013 among the Company and GEH Capital, Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on September 11, 2013.)

10.8
Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).

10.9
Form of Right of First Refusal and Corporate Opportunities Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on September 3, 2013.)

10.10
Securities Assignment Agreement, dated as of August 22, 2013, among GEH Capital, Inc., Thomas J. Baldwin and Joseph A. De Perio (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on September 3, 2013.)

14
Form of Code of Ethics (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).

24*	Power of Attorney (included on signature page of this report)

99.1
Form of Audit Committee Charter (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).

99.2*	Governance & Nominating Committee Charter.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS**	XBRL Instance Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**
XBRL Taxonomy Extension Label Linkbase Document
_____
*    Filed herewith.

**  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2014	ROI ACQUISITION CORP. II

	By:	/s/ Thomas J. Baldwin
Name: Thomas J. Baldwin Title: Chairman of the Board and Chief Executive Officer (principal executive officer)

POWER OF ATTORNEY

The undersigned directors and officers of ROI Acquisition Corp. II hereby constitute and appoint each of Thomas J. Baldwin and Francis A. Ruchalski, with the power to act without the others and with full power of substitution and resubstitution, our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

/s/ Thomas J. Baldwin	Chairman of the Board and Chief Executive Officer (Principal	March 7, 2014
Thomas J. Baldwin	Executive Officer)

/s/ Joseph A. De Perio	Vice Chairman of the Board and President	March 7, 2014
Joseph A. De Perio

/s/ George E. Hall	Chief Investment Officer and Director	March 7, 2014
George E. Hall

/s/ Francis A. Ruchalski	Chief Financial Officer (Principal Financial Officer and Principal	March 7, 2014
Francis A. Ruchalski	Accounting Officer)

/s/ Daniel A. Strauss	Chief Operating Officer and Secretary	March 7, 2014
Daniel A. Strauss

/s/ Tracy B. McKibben	Director	March 7, 2014
Tracy B. McKibben

/s/ Jamal Mashburn	Director	March 7, 2014
Jamal Mashburn

/s/ Thomas Barber	Director	March 7, 2014
Thomas Barber

/s/ Andrew Reilly	Director	March 7, 2014
Andrew Reilly

S-1

ITEM 16.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
ROI Acquisition Corp. II

We have audited the accompanying balance sheet of ROI Acquisition Corp. II (a corporation in the development stage) (the “Company”) as of December 31, 2013 and the related statement of operations, changes in stockholders’ equity and cash flows for the period from June 28, 2013 (date of inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the ROI Acquisition Corp. II (a corporation in the development stage) as of December 31, 2013 and the results of its operations and its cash flow for the period from June 28, 2013 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ ROTHSTEIN KASS

Roseland, New Jersey
March 7, 2014

ROI ACQUISITION CORP. II
(A Corporation in the Development Stage)
Balance Sheet

December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$961,544

Noncurrent assets:
Other assets
Investments and cash held in Trust	125,015,160
Total assets	$125,976,704
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$64,157
Franchise tax accrual	51,000
Accrued offering costs	17,500
Total current liabilities	132,657
Deferred underwriter fee	4,375,000
Total liabilities	4,507,657

Common stock subject to possible redemption; 11,646,904 shares at $10.00	116,469,040

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	-
Common stock, $.0001 par value, authorized 400,000,000 shares; 3,978,096 shares issued and outstanding at December 31, 2013, (excluding 11,646,904 shares subject to possible redemption at December 31, 2013)	397
Additional paid-in capital	4,999,610
Deficit accumulated during the development stage	-
Total stockholders’ equity	5,000,007
Total liabilities and stockholders’ equity	$125,976,704

The accompanying notes are an integral part of these financial statements.

ROI ACQUISITION CORP. II
(A Corporation in the Development Stage)
Statement of Operations

For the period from June 28,
2013 (date of inception) to
December 31, 2013
Revenue	$-
Formation and operating costs	158,641
State franchise taxes, other than income tax	51,000
Loss from operations	209,641
Other income - Interest income	17,816
Net loss attributed to common stockholders	$(191,825)
Weighted average number of common shares outstanding, basic and diluted (excluding shares subject to possible redemption)	3,861,964
Loss per common share, basic and diluted	$(0.05)

The accompanying notes are an integral part of these financial statements.

ROI ACQUISITION CORP. II
(A Corporation in the Development Stage)
Statement of Changes in Stockholders’ Equity

For the period from June 28, 2013 (date of inception) to December 31, 2013

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale of common stock to Sponsor on June 28, 2013 at $0.007 per unit	3,593,750	$359	$24,641	$-	$25,000
Sale of common stock through public offering on September 20, 2013 at $10.00 per unit	12,500,000	1,250	124,998,750		125,000,000
Underwriters’ fees and offering expenses			(7,364,128)		(7,364,128)
Proceeds from private placement of 8,000,000 warrants			4,000,000		4,000,000
Forfeiture of common stock by Sponsor on September 20, 2013	(468,750)	(47)	47		-
Proceeds subject to possible redemption of 11,646,904 shares at December 31, 2013	(11,646,904)	(1,165)	(116,659,700)	191,825	(116,469,040)
Net loss for the period ended December 31, 2013				(191,825)	(191,825)
Balances, at December 31, 2013	3,978,096	$397	$4,999,610	$-	$5,000,007

The accompanying notes are an integral part of these financial statements.

ROI ACQUISITION CORP. II
(A Corporation in the Development Stage)
Statement of Cash Flows

For the Period June 28, 2013 through
December 31, 2013
Cash flows from operating activities
Net loss	$(191,825)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	64,157
Franchise tax accrual	51,000
Net cash used in operating activities	(76,668)

Cash flows from investing activities
Proceeds deposited into Trust Account	(125,000,000)
Interest on Trust Account	(15,160)
Net cash used in investing activities	(125,015,160)

Cash flows from financing activities
Proceeds from sale of common stock through public offering	125,000,000
Proceeds from sale of common stock to Sponsor	25,000
Proceeds from unsecured promissory note payable to Sponsor	100,000
Proceeds from Sponsor to purchase warrants	4,000,000
Repayment of unsecured promissory note payable to Sponsor	(100,000)
Payment of offering costs	(2,971,628)
Net cash provided by financing activities	126,053,372

Net increase in cash	961,544
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$961,544

Supplemental schedule of non-cash financing activities:
Accrued offering costs	$17,500
Deferred underwriter fee payable	$4,375,000

The accompanying notes are an integral part of these financial statements

ROI ACQUISITION CORP. II
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business Operations

Incorporation

ROI Acquisition Corp. II (the “Company”) was incorporated in Delaware on June 28, 2013.

Sponsor

The Company’s sponsor is GEH Capital, Inc. a Delaware corporation (the “Sponsor”).

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets that the Company has not yet identified (an “Initial Business Combination”).

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 2) was declared effective September 16, 2013.  The Company consummated the Public Offering on September 20, 2103, and simultaneously with the closing of the Public Offering, the Sponsor purchased $4,000,000 of warrants in a private placement (as described in Note 3).

On September 20, 2103, approximately $125,000,000 from the Public Offering and private placement was placed in the Trust Account (discussed below).

Trust Account

The Trust Account can be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in trust will be released until the earlier of: (i) the completion of Initial Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Units sold in the Public Offering if the Company is unable to complete Initial Business Combination by June 20, 2015, which is the date that is 21 months after the closing of the Public Offering, or September 20, 2015, if the Company has executed a letter of intent, agreement in principle or definitive agreement for Initial Business Combination within 21 months from the closing of the Public Offering but have not completed the Initial Business Combination within such 21-month period.

Business Combination

An Initial Business Combination is subject to the following size, focus and stockholder approval provisions:

Size/Control — The Company’s Initial Business Combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into Initial Business Combination. The Company will not complete an Initial Business Combination unless it acquires a controlling interest in a target company or is otherwise not required to register as an investment company under the Investment Company Act.

Focus — The Company’s efforts in identifying prospective target businesses will initially be focused on businesses in the consumer sector, and in particular the consumer products, retail, and restaurant industries, and the financial services sector, and in particular the asset management industry, but the Company may pursue opportunities in other business sectors.

Tender Offer/Stockholder Approval — The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of an Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against an Initial Business Combination,  for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable), or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable). The decision as to whether the Company will seek stockholder approval of an Initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of an Initial Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

Regardless of whether the Company holds a stockholder vote or a tender offer in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable). As a result, such shares of common stock are recorded at conversion/tender value and classified as temporary equity upon the completion of the Public Offering, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.”

Permitted Purchase of Public Shares — If the Company seeks stockholder approval prior to the Initial Business Combination and does not conduct redemptions pursuant to the tender offer rules, prior to the Initial Business Combination, the Company’s Amended and Restated Certificate of Incorporation will permit the release to the Company from the Trust Account, amounts necessary to purchase up to 50% of the shares sold in the Public Offering.  All shares so purchased by the Company will be immediately cancelled.

Liquidation

If the Company does not complete an Initial Business Combination by June 20, 2015, or September 20, 2015 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination on or prior to June 20, 2015, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $50,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be approximately equal to the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units to be offered in the Public Offering discussed in Note 3).

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

2.	Significant Accounting Policies

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At December 31, 2013, the Company had not generated revenue to date. All activity through the date the financial statements were issued relates to the Company’s formation and the Public Offering. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the assets held in the Trust Account after the Public Offering.

Redeemable Common Stock

As discussed in Note 3, all of the 12,500,000 shares of common stock sold as part of the Public Offering contain a redemption feature which allows for the redemption of shares of common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its charter provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with ASC 480-10-S99. Accordingly, at December 31, 2013, 11,646,904 Public Shares are classified outside of permanent equity at its redemption value.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor (see Note 4), as calculated using the treasury stock method. At December 31, 2013, the Company had outstanding warrants to purchase 10,250,000 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive income (loss) per share of common stock is equal to basic income (loss) per share of common share.

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

There were no unrecognized tax benefits as of December 31, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or a material deviation from its position. Since inception, the Company has been subject to income tax examinations by major taxing authorities.

Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at December 31, 2013, offering costs totaling approximately $7,364,000 (including $6,875,000 in underwriters fees) have been charged to stockholders’ equity.

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

3.             Public Offering

Public Units

On September 20, 2013, the Company sold 12,500,000 units at a price of $10.00 per unit (the “Public Units”) in the Public Offering. Each unit consists of one share of common stock of the Company, $0.0001 par value per share (the “Public Shares”), and one warrant to purchase one-half of one share of common stock of the Company (the “Public Warrants”).

Under the terms of a warrant agreement relating to the Public Warrants (the “Warrant Agreement”), the Company has agreed to use its best efforts to file a new registration statement under the Securities Act for the shares of common stock issuable upon exercise of the Public Warrants as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Company’s Initial Business Combination.

Public Warrant Terms and Conditions

Exercise Conditions— Each Public Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75. No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holders. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete an Initial Business Combination on or prior to the 21-month (or 24-month) period allotted to complete the Initial Business Combination, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Public Warrants during the exercise period, there will be no net cash settlement of the Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement.

Registration— In accordance with the Warrant Agreement, the Company will be required to use its best efforts to maintain the effectiveness of a registration statement relating to common stock which would be issued upon exercise of the Public Warrants. The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying the obligations described below with respect to registration. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such Public Warrant will not be entitled to exercise such Public Warrant and such Public Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Public Warrant. In the event that a registration statement is not effective for the exercised Public Warrants, the purchaser of a Public Unit will have paid the full purchase price for the Public Unit solely for the share of common stock included in the Public Unit.

Accounting— Because the Company is not required to net cash settle the Public Warrants, the Public Warrants will be recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.

Underwriting Agreement

The Company paid an upfront underwriting discount of $0.20 per unit ($2,500,000 in the aggregate) to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) equal to the difference between (a) the product of the number of shares of common stock sold as part of the units and $0.55 and (b) the upfront underwriting discounts paid at the closing of $2,500,000, or a total Deferred Discount of $4,375,000 ($0.35 per unit sold). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes an Initial Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

4.             Related Party Transactions

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
The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions. The Initial Stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s Business Combination, or earlier if, subsequent to the Company’s Business Combination, the last sales price of the Company’s common stock (i) equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Company’s Business Combination, in which case fifty percent (50%) of the Founder Shares will be transferable, assignable or salable or (ii) equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Company’s Business Combination in which case the remaining fifty percent (50%) of the Founder Shares will be transferable, assignable or salable or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Forfeiture —As a result of the underwriters’ election not to exercise their over-allotment option for the Public Offering, the Sponsor forfeited an aggregate of 468,750 Founder Shares on September 20, 2013, which the Company has cancelled. After giving effect to the forfeitures, the Initial Stockholders owned 3,125,000 shares, or 20% of the Company’s issued and outstanding shares.

In addition, a portion of the Founder Shares in an amount equal to 25% of the Founders Shares, or 5% of the Company’s issued and outstanding shares after the Public Offering (the “Founder Earnout Shares”), will be subject to forfeiture by the Sponsor (or its permitted transferees) on the fifth anniversary of the Initial Business Combination unless following the Initial Business Combination the last sale price of the Company’s common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). The number of Founder Earnout Shares is 781,250.

Rights — The Founder Shares are identical to the Public Shares except that (i) the Founder Shares are subject to certain transfer restrictions, as described above, and (ii) the Initial Stockholders have agreed to waive their redemption rights in connection with the Initial Business Combination with respect to the Founder Shares and any Public Shares they may purchase, and to waive their redemption rights with respect to the Founder Shares if the Company fails to complete an Initial Business Combination within 21 months (or 24 months, as applicable) from the closing of the Public Offering.

Voting — If the Company seeks stockholder approval of an Initial Business Combination, the Initial Stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Business Combination.

Liquidation — Although the Initial Stockholders and their permitted transferees will waive their redemption rights with respect to the Founder Shares if the Company fails to complete an Initial Business Combination within the prescribed time frame, they will be entitled to redemption rights with respect to any Public Shares they may own.

Private Placement Warrants

On September 20, 2013, the Sponsor purchased from the Company an aggregate of 8,000,000 warrants at a price of $0.50 per warrant (a purchase price of $4,000,000) in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one-half of one share of common stock at $5.75 per half share. The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account pending completion of the Company’s Initial Business Combination. Immediately after the closing of the private placement, the Sponsor transferred the Private Placement Warrants to Clinton Magnolia Master Fund Ltd., an affiliate of the Sponsor, which paid a purchase price of $4,000,000 for the Private Placement Warrants.

The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Initial Business Combination, and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants included in the Units sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants being sold as part of the Units in the Public Offering and have no net cash settlement provisions.

If the Company does not complete an Initial Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants will expire worthless.

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

5.             Other Related Party Transactions

Administrative Services

The Company has entered into an Administrative Services Agreement with the Clinton Group, Inc., pursuant to which the Company will pay the Clinton Group, Inc. a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note Payable

Prior to the completion of the Public Offering, the Company issued an unsecured promissory note (the “Note”) to the Sponsor on June 28, 2013 that provided for the Sponsor to advance to the Company, from time to time, up to $100,000 for expenses related to the Public Offering. The Note was noninterest bearing and was payable on the earlier of December 1, 2013 or the completion of the Public Offering. The Sponsor advanced $100,000 to the Company under the Note prior to the Public Offering. The Note was paid in full on September 23, 2013 and no balance remained outstanding subsequent to such date.

6.             Investments and cash held in Trust

As of December 31, 2013, investment securities in the Company’s Trust Account consist of $125,015,116 in United States Treasury Bills and $44 of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, "Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at December 31, 2013 are as follows:

		Gross
		Unrealized
	Carrying	Holding
	Amount	Loss	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$125,015,116	$4,950	$125,010,166

7.             Fair Value Measurements

The Company has adopted ASC 820, “Fair Value Measurement” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.  The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

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

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs (Level	Inputs (Level
Description	December 31, 2013	(Level 1)	2)	3)
Investments and cash held in Trust Account	$125,010,166	$125,010,166	$-	$-

United States Treasury Securities: The Company used Level 1 inputs to value the U.S. Treasury securities in the Trust Account for disclosure purposes.

8.             Income Taxes

Components of the Company’s deferred tax assets at December 31, 2013 are as follows:

Net operating loss carryforwards	$17,850
Amortizable start-up costs	49,289
67,139
Valuation allowance	(67,139)
$-

The Company established a valuation allowance of approximately $67,000 as of December 31, 2013, which fully offsets the deferred tax asset of approximately $67,000.  The deferred tax asset results from applying an effective combined federal and state tax rate of 35% to start-up costs of approximately $141,000 and net operating losses of approximately $51,000. The Company’s net operating losses will expire beginning in 2031.  Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses and the establishment of the valuation allowance.

9.             Stockholder’s Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2013, there were 15,625,000 shares of common stock outstanding, including 11,646,904 shares subject to possible redemption.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2013 no preferred shares have been issued.

