Form 10-Q
period 2014-03-31
ROI Acquisition Corp. II
filed 2014-05-14
CIK 1581607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 13, 2014, the registrant had 15,625,000 shares of its common stock, par value $0.0001 per share, outstanding.

ROI ACQUISITION CORP. II

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

Condensed Interim Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$769,109	$961,544

Noncurrent assets:

Investments and cash held in trust	125,028,635	125,015,160
Total assets	$125,797,744	$125,976,704
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$152,992	$64,157
Franchise tax accrual	45,000	51,000
Accrued offering costs	-	17,500
Total current liabilities	197,992	132,657
Deferred underwriter fee	4,375,000	4,375,000
Total liabilities	4,572,992	4,507,657

Common stock subject to possible redemption; 11,622,475 and 11,646,904 shares (at redemption value of approximately $10.00 per share) at March 31, 2014 and December 31, 2013, respectively	116,224,750	116,469,040

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.0001 par value, authorized 400,000,000 shares; 4,002,525 and 3,978,096 shares issued and outstanding (excluding 11,622,475 and 11,646,904 shares subject to possible redemption) at March 31, 2014 and December 31, 2013, respectively	400	397
Additional paid-in capital	4,999,602	4,999,610
Deficit accumulated during the development stage	-	-
Total stockholders’ equity	5,000,002	5,000,007
Total liabilities and stockholders’ equity	$125,797,744	$125,976,704

The accompanying notes are an integral part of these condensed financial statements.

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

Condensed Interim Statements of Operations

(unaudited)

	For the three months ended March 31, 2014	For the period from June 28, 2013 (date of inception) to March 31, 2014
Revenue	$-	$-
Formation and operating costs	212,600	371,241
State franchise taxes, other than income tax	46,894	97,894
Loss from operations	259,494	469,135
Other income - Interest income	15,199	33,015
Net loss attributed to common stockholders	$(244,295)	$(436,120)

Weighted average number of common shares outstanding, basic and diluted (excluding shares subject to possible redemption)	3,978,367	3,899,785
Loss per common share, basic and diluted	$(0.06)	$(0.11)

The accompanying notes are an integral part of these condensed financial statements.

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

Condensed Interim Statement of Stockholders’ Equity

(unaudited)

For the period from June 28, 2013 to March 31, 2014

				Deficit
				Accumulated
	Common Shares			During the	Stockholders'
	Shares	Amount	APIC	Development Stage	Equity

Sale of common stock to sponsor on June 28, 2013 at $0.007 per share	3,593,750	$359	$24,641	$-	$25,000

Sale of common stock through public offering on September 20, 2013 at $10.00 per unit	12,500,000	1,250	124,998,750		125,000,000

Underwriters’ fees and offering expenses			(7,364,128)		(7,364,128)

Proceeds from private placement of 8,000,000 warrants			4,000,000		4,000,000

Forfeiture of common stock by Sponsor on September 20, 2013	(468,750)	(47)	47		-

Proceeds subject to possible redemption of 11,646,904 shares at December 31, 2013	(11,646,904)	(1,165)	(116,659,700)	191,825	(116,469,040)

Net loss for the period ended December 31, 2013				(191,825)	$(191,825)

Balances, at December 31, 2013	3,978,096	397	4,999,610	-	5,000,007

Change in shares subject to possible redemption (unaudited)	24,429	3	(8)	244,295	244,290

Net loss for the period ended March 31, 2014 (unaudited)				(244,295)	(244,295)

Balances, at March 31, 2014 (unaudited)	4,002,525	$400	$4,999,602	$-	$5,000,002

The accompanying notes are an integral part of these condensed financial statements.

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

Condensed Interim Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2014	For the period from June 28, 2013 (date of inception) to March 31, 2014
Cash flows from operating activities
Net loss	$(244,295)	$(436,120)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	88,835	152,992
Franchise tax accrual	(6,000)	45,000
Net cash used by operating activities	(161,460)	(238,128)

Cash flows from investing activities
Proceeds deposited into Trust Account	-	(125,000,000)
Interest on Trust Account	(13,475)	(28,635)
Net cash used in investing activities	(13,475)	(125,028,635)

Cash flows from financing activities
Proceeds from sale of common stock through public offering	-	125,000,000
Proceeds from sale of common stock to Sponsor	-	25,000
Proceeds from unsecured promissory note payable to Sponsor	-	100,000
Proceeds from Sponsor to purchase warrants	-	4,000,000
Repayment of unsecured promissory note payable to Sponsor	-	(100,000)
Payment of offering costs	(17,500)	(2,989,128)
Net cash provided (used in) by financing activities	(17,500)	126,035,872

Net increase (decrease) in cash	(192,435)	769,109
Cash and cash equivalents, beginning of period	961,544	-
Cash and cash equivalents, end of period	$769,109	$769,109

Supplemental schedule of non-cash financing activities:
Deferred underwriter fee payable	$-	$4,375,000

The accompanying notes are an integral part of these condensed financial statements.

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Information

The accompanying unaudited interim financial statements of ROI Acquisition Corp. II (a corporation in the development stage) (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2014. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2014 and the results of operations for the three month period ended March 31, 2014 and for the period from June 28, 2013 (date of inception) to March 31, 2014. Since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Financing

On September 20, 2013, the Company consummated an initial public offering (the "Public Offering") and a concurrent private placement. Approximately $125,000,000 of the proceeds of the Public Offering and the private placement was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the "Trust Account"). The Company intends to finance a Business Combination in part with proceeds from the Public Offering and private placement that are held in the Trust Account. See Notes 4 and 5 below.

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering if the Company is unable to complete a Business Combination within 21 months from the closing of the Public Offering, or 24 months from the closing of the Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination within 21 months from the closing of the Public Offering but has not completed the Business Combination within such 21-month period.

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

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Note 3. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At March 31, 2014, the Company had not generated revenue to date. The Company’s activities through the date the financial statements were issued consist of organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the assets held in the Trust Account after the Public Offering.

Redeemable Common Stock

As discussed in Note 4, all of the 12,500,000 shares of common stock sold as part of the Public Offering contain a redemption feature which allows for the redemption of shares of common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company does not specify a maximum redemption threshold, its charter provides that in no event will the Company redeem its Public Shares (as defined below) in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares (as defined below) and the related Business Combination, and instead may search for an alternate Business Combination.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with FASB ASC 480-10-S99. Accordingly, at March 31, 2014 and December 31, 2013, 11,622,475 and 11,646,904, respectively, Public Shares (as defined below) are classified outside of permanent equity at its redemption value.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor (see Note 5), as calculated using the treasury stock method. At March 31, 2014 and December 31, 2013, the Company had outstanding warrants to purchase 10,250,000 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive income (loss) per share of common stock is equal to basic income (loss) per share of common share.

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

There were no unrecognized tax benefits as of March 31, 2014 and December 31, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2014 and December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or a material deviation from its position. Since inception, the Company has been subject to income tax examinations by major taxing authorities.

Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, as of March 31, 2014 and December 31, 2013, offering costs totaling approximately $7,364,000 (including $6,875,000 in underwriters fees) have been charged to stockholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

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

Public Warrant Terms and Conditions

Exercise Conditions— Each Public Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75 per half share ($11.50 per whole share). No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete a Business Combination on or prior to the expiration of the 21-month (or 24-month) period allotted to complete the Business Combination, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Public Warrants during the exercise period, there will be no net cash settlement of the Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement.

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

Underwriting Agreement— The Company paid an upfront underwriting discount of $0.20 per unit ($2,500,000 in the aggregate) to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) equal to the difference between (a) the product of the number of shares of common stock sold as part of the units and $0.55 and (b) the upfront underwriting discount paid at the closing of $2,500,000, or a total Deferred Discount of $4,375,000 ($0.35 per unit sold). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

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

The Founder Shares are identical to the common stock included in the Public Units except that the Founder Shares are subject to certain transfer restrictions. The Initial Stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s Business Combination, or earlier if, subsequent to the Company’s Business Combination, the last sales price of the Company’s common stock (i) equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Company’s Business Combination, in which case fifty percent (50%) of the Founder Shares will be transferable, assignable or salable or (ii) equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Company’s Business Combination in which case the remaining fifty percent (50%) of the Founder Shares will be transferable, assignable or salable or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Forfeiture —As a result of the underwriters’ election not to exercise their over-allotment option for the Public Offering, the Sponsor forfeited an aggregate of 468,750 Founder Shares on September 20, 2013, which the Company has cancelled. After giving effect to the forfeitures, the Initial Stockholders owned 3,125,000 shares, or 20% of the Company’s issued and outstanding shares (including those subject to possible redemption).

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

Liquidation — Although the Initial Stockholders and their permitted transferees have agreed to waive their rights to liquidating distributions with respect to the Founder Shares if the Company fails to complete a Business Combination within the prescribed time frame, they will be entitled to receive liquidating distributions with respect to any Public Shares they may own.

Private Placement Warrants

On September 20, 2013, the Sponsor purchased from the Company an aggregate of 8,000,000 warrants at a price of $0.50 per warrant (a purchase price of $4.0 million) in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one-half of one share of common stock at $5.75 per half share ($11.50 per whole share). The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account pending completion of the Company’s Business Combination. Immediately after the closing of the private placement, the Sponsor transferred the Private Placement Warrants to Clinton Magnolia Master Fund Ltd., an affiliate of the Sponsor, which paid a purchase price of $4.0 million for the Private Placement Warrants.

The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination, and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2014. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized for the period from June 28, 2013 (date of inception) to March 31, 2014. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 8. Investments and cash held in Trust

As of March 31, 2014, investment securities in the Company’s Trust Account consist of $125,028,581 in United States Treasury Bills and $54 of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at March 31, 2014 and December 31, 2013 are as follows:

		Gross
	Carrying	Unrealized
	Amount at March 31, 2014	Holding Loss	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$125,028,581	$1,537	$125,027,044

		Gross
	Carrying Amount at December 31, 2013	Unrealized Holding Loss	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$125,015,116	$4,950	$125,010,166

Note 9. Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	$125,027,044	$125,027,044	$—	$—

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level3)
Investments and cash held in Trust Account	$125,010,166	$125,010,166	$—	$—

United States Treasury Securities: The Company used Level 1 inputs to value the U.S. Treasury securities in the Trust Account for disclosure purposes.

Note 10. Stockholders’ Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2014, there were 15,625,000 shares of common stock outstanding, including 11,622,475 shares subject to possible redemption. At December 31, 2013, there were 15,625,000 shares of common stock outstanding, including 11,646,904 shares subject to possible redemption.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2014 and December 31, 2013, no preferred shares have been issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to ROI Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GEH Capital, Inc., a Delaware corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange omissionn (the “SEC”) on March 7, 2014 and in the section entitled “Forward-Looking Statements” below.

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 7, 2014. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated on June 28, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

We intend to effectuate our Business Combination using cash from the proceeds of a public offering (the “Public Offering”) and a sale of warrants in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt. Upon the closing of the Public Offering and the sale of the Private Placement Warrants, $125,000,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Results of Operations

Through March 31, 2014, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account.

For the period from June 28, 2013 (the date of inception) through March 31, 2014, we had a net loss of $436,120 and incurred and accrued costs of $7,364,128 with regard to the Company’s Public Offering, which were classified as offering costs on the Company’s balance sheet. For the three months ended March 31, 2014, we had a net loss of $244,295.

We must complete a Business Combination within 21 months from the closing of the Public Offering (June 20, 2015), or 24 months from the closing of the Public Offering (September 20, 2015) if we have executed a letter of intent, agreement in principle or definitive agreement for a Business Combination within 21 months from the closing of the Public Offering but have not completed the Business Combination within such 21-month period. We believe that we have sufficient funds available to complete a Business Combination with an operating business within the allotted time frame.

Liquidity and Capital Resources

As of March 31, 2014, we had cash outside the Trust Account of $769,109. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock (“Founder Shares”) by the Sponsor, and a total of $100,000 loaned by the Sponsor to the Company under an unsecured promissory note (the “Note”). This Note was repaid in full on September 23, 2013.

On September 20, 2013, we consummated our Public Offering of 12,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our Public Offering, we consummated the private sale of an aggregate of 8,000,000 Private Placement Warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share), to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of $4,000,000. We received net proceeds from our Public Offering and the sale of the Private Placement Warrants of approximately $126,000,000, net of the non-deferred portion of the underwriting commissions of $2,500,000 and offering costs and other expenses of approximately $500,000. For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 4 of the unaudited condensed financial statements included in Part I, Item 1 of this Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a blank check company incorporated on June 28, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We were considered in the development stage at March 31, 2014. Through March 31, 2014, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. As of March 31, 2014, the Company held a U.S. Treasury Bill of approximately $125,028,581 which was subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chairman of the Board and Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based upon their evaluation, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 7, 2014. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 7, 2014, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

The units in the public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $125,000,000. Deutsche Bank Securities Inc. acted as underwriter. The securities sold in the offering were registered under the Securities Act of 1933, as amended (the “Securities Act”) on a registration statement on Form S-1 (No. 333-190721). The SEC declared the registration statement effective on September 16, 2013.

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

We also consummated the simultaneous private sale of 8,000,000 Private Placement Warrants to our Sponsor at a price of $0.50 per warrant (for aggregate proceeds of $4,000,000). The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination, and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the units in the Public Offering and have no net cash settlement provisions. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $4,375,000 in underwriting discounts and commissions, which amount will be payable if the Business Combination is consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the private placement of the Private Placement Warrants was approximately $126,000,000, of which $125,000,000 (or approximately $10.00 per unit sold in the Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROI ACQUISITION CORP. II

Date: May 14, 2014

/s/ Thomas J. Baldwin
Name: Thomas J. Baldwin
Title: Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ Francis A. Ruchalski
Name: Francis A. Ruchalski
Title: Chief Financial Officer (principal financial officer)

