Form 10-Q
period 2014-06-30
ROI Acquisition Corp. II
filed 2014-08-14
CIK 1581607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 13, 2014, the registrant had 15,625,000 shares of its common stock, par value $0.0001 per share, outstanding.

ROI ACQUISITION CORP. II

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
Condensed Interim Balance Sheets	3
Condensed Interim Statements of Operations	4
Condensed Interim Statement of Stockholders’ Equity	5
Condensed Interim Statements of Cash Flows	6
Notes to Condensed Interim Financial Statements	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
Forward-Looking Statements	17
Overview	17
Results of Operations	18
Liquidity and Capital Resources	18
Critical Accounting Policies	19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
ITEM 4. CONTROLS AND PROCEDURES	19
PART II. OTHER INFORMATION	20
ITEM 1. LEGAL PROCEEDINGS	20
ITEM 1A. RISK FACTORS	20
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	21
ITEM 4. MINE SAFETY DISCLOSURES	21
ITEM 5. OTHER INFORMATION	21
ITEM 6. EXHIBITS	21

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

Condensed Interim Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)	(as Restated)
ASSETS
Current assets:
Cash and cash equivalents	$594,740	$961,544
Noncurrent assets:
Investments and cash held in trust	125,046,022	125,015,160
Total assets	$125,640,762	$125,976,704
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$114,173	$64,157
Franchise tax accrual	68,862	51,000
Accrued offering costs	-	17,500
Total current liabilities	183,035	132,657
Deferred underwriter fee	4,375,000	4,375,000
Total liabilities	4,558,035	4,507,657
Commitments and Contingencies
Common stock subject to possible redemption; 11,608,272 and 11,646,904 shares (at redemption value of approximately $10.00 per share) at June 30, 2014 and December 31, 2013, respectively	116,082,720	116,469,040
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.0001 par value, authorized 400,000,000 shares; 4,016,728 and 3,978,096 shares issued and outstanding (excluding 11,608,272 and 11,646,904 shares subject to possible redemption) at June 30, 2014 and December 31, 2013, respectively	401	397
Additional paid-in capital	5,577,757	5,191,435
Deficit accumulated during the development stage	(578,151)	(191,825)
Total stockholders’ equity	5,000,007	5,000,007
Total liabilities and stockholders’ equity	$125,640,762	$125,976,704

The accompanying notes are an integral part of these condensed interim financial statements.

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

Condensed Interim Statements of Operations

(unaudited)

	For the three months ended June 30, 2014	For period from June 28, 2013 (date of inception) to June 30, 2013	For the six months ended June 30, 2014	For the period from June 28, 2013 (date of inception) to June 30, 2014
Revenue	$-	$-	$-	$-
Formation and operating costs	114,689	2,000	327,289	485,930
State franchise taxes, other than income tax	45,000	-	91,894	142,894
Loss from operations	(159,689)	(2,000)	(419,183)	(628,824)
Other income - Interest income	17,658	-	32,857	50,673
Net loss attributed to common stockholders	$(142,031)	$(2,000)	$(386,326)	$(578,151)

Weighted average number of common shares outstanding, basic and diluted (excluding shares subject to possible redemption)	4,002,679	3,593,750	3,990,523	3,925,229
Loss per common share, basic and diluted	$(0.04)	(0.00)	(0.10)	$(0.15)

The accompanying notes are an integral part of these condensed interim financial statements.

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

Condensed Interim Statement of Stockholders’ Equity

(unaudited)

For the period from June 28, 2013 to June 30, 2014

				Deficit
				Accumulated
	Common Shares			During the	Stockholders'
	Shares	Amount	APIC	Development Stage	Equity

Sale of common stock to sponsor on June 28, 2013 at $0.007 per share	3,593,750	$359	$24,641	$-	$25,000

Sale of common stock through public offering on September 20, 2013 at $10.00 per unit	12,500,000	1,250	124,998,750		125,000,000

Underwriters’ fees and offering expenses			(7,364,128)		(7,364,128)

Proceeds from private placement of 8,000,000 warrants			4,000,000		4,000,000

Forfeiture of common stock by Sponsor on September 20, 2013	(468,750)	(47)	47		-

Proceeds from the sale of common stock subject to possible redemption of 11,646,904 shares at December 31, 2013	(11,646,904)	(1,165)	(116,467,875)		(116,469,040)

Net loss for the period ended December 31, 2013				(191,825)	$(191,825)
Balances, at December 31, 2013 (as Restated)	3,978,096	397	5,191,435	(191,825)	5,000,007
Change in shares subject to possible redemption (unaudited)	38,632	4	386,322		386,326
Net loss for the period ended June 30, 2014 (unaudited)				(386,326)	(386,326)
Balances, at June 30, 2014 (unaudited)	4,016,728	$401	$5,577,757	$(578,151)	$5,000,007

The accompanying notes are an integral part of these condensed interim financial statements.

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

Condensed Interim Statements of Cash Flows

(unaudited)

	Six months ended June 30, 2014	For the period from June 28, 2013 (date of inception) to June 30, 2013	For the period from June 28, 2013 (date of inception) to June 30, 2014
Cash flows from operating activities
Net loss	$(386,326)	$(2,000)	$(578,151)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	50,022	2,000	114,179
Franchise tax accrual	17,862	-	68,862
Net cash used in operating activities	(318,442)	-	(395,110)

Cash flows from investing activities
Proceeds deposited into Trust Account	-	-	(125,000,000)
Interest on Trust Account	(30,862)	-	(46,022)
Net cash used in investing activities	(30,862)	-	(125,046,022)

Cash flows from financing activities
Proceeds from sale of common stock through public offering	-	-	125,000,000
Proceeds from sale of common stock to Sponsor	-	-	25,000
Proceeds from unsecured promissory note payable to Sponsor	-	-	100,000
Proceeds from sale of private placement warrants	-	-	4,000,000
Repayment of unsecured promissory note payable to Sponsor	-	-	(100,000)
Payment of offering costs	(17,500)	-	(2,989,128)
Net cash provided by (used in) financing activities	(17,500)	-	126,035,872

Net increase (decrease) in cash	(366,804)	-	594,740
Cash and cash equivalents, beginning of period	961,544	-	-
Cash and cash equivalents, end of period	$594,740	$-	$594,740

Supplemental schedule of non-cash financing activities:
Deferred underwriter fee payable	$-	$-	$4,375,000
Common stock subscribed	$-	$25,000	$-

The accompanying notes are an integral part of these condensed interim financial statements.

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Information

The accompanying unaudited interim financial statements of ROI Acquisition Corp. II (a corporation in the development stage) (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2014. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2014, and the results of operations for the three-month and six-month periods ended June 30, 2014, and for the periods from June 28, 2013 (date of inception) to June 30, 2013 and from June 28, 2013 (date of inception) to June 30, 2014. Since they are interim statements, the accompanying condensed interim financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the condensed interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2. Organization and Business Operations

Incorporation

The Company was incorporated in Delaware on June 28, 2013.

Sponsor

The Company’s sponsor is GEH Capital, Inc. (the “Sponsor”), a Delaware corporation. The Sponsor is owned and controlled by George E. Hall, the Company’s Chief Investment Officer and a member of its board of directors.

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets that the Company has not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering if the Company is unable to complete a Business Combination by June 20, 2015, or September 20, 2015 if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination within 21 months from the closing of the Public Offering but has not completed the Business Combination within such 21-month period.

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

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At June 30, 2014, the Company had not generated revenue to date. The Company’s activities through the date the financial statements were issued consist of organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the assets held in the Trust Account after the Public Offering.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with FASB ASC 480-10-S99. Accordingly, at June 30, 2014 and December 31, 2013, 11,608,272 and 11,646,904, respectively, Public Shares (as defined below) are classified outside of permanent equity at its redemption value.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor (see Note 5), as calculated using the treasury stock method. At June 30, 2014 and December 31, 2013, the Company had outstanding warrants to purchase 10,250,000 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive income (loss) per share of common stock is equal to basic income (loss) per share of common share.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

There were no unrecognized tax benefits as of June 30, 2014 and December 31, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2014 and December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or a material deviation from its position. Since inception, the Company has been subject to income tax examinations by major taxing authorities.

Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, on September 20, 2013, offering costs totaling approximately $7,364,128 (including $6,875,000 in underwriters fees) have been charged to stockholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Restated Prior Period Amounts

While preparing its financial statements for the three months ended June 30, 2014, the Company identified and corrected an error related to the accounting for the Company’s changes in amounts subject to possible redemption for the periods ended September 30, 2013, December 31, 2013 and March 31, 2014. The Company determined that its changes in amounts subject to possible redemption should have been accounted for in accordance with the accounting treatment described in FASB ASC 480-10-S99 with changes against additional paid-in capital in the absence of retained earnings and not as a decrease in accumulated deficit. There was no change in previously reported net loss for any of the periods. The balance sheets for the periods ended September 30, 2013, December 31, 2013 and March 31, 2014, have been revised to reflect a balance in accumulated deficit with corresponding increase of additional paid-in capital.

The adjustments for balances at September 30, 2013, December 31, 2013 and March 31, 2014 are as follows:

	September 30, 2013		December 31, 2013		March 31, 2014
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Additional paid-in capital	$4,999,608	$5,040,496	$4,999,610	$5,191,435	$4,999,602	$5,435,722

Deficit accumulated during the development stage	-	(40,888)	-	(191,825)	-	(436,120)

In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company has evaluated these errors and, based on an analysis of quantitative and qualitative factors, has determined that they were not material to each of the prior reporting periods affected and no amendments of previously filed 10-Q or 10-K reports with the SEC are required.

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

Registration Risk— Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Public Warrants and the Private Placement Warrants (as defined below)(the Public Warrants and Private Placement Warrants, collectively, the “Warrants”) and maintain a current prospectus relating to the common stock issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, the Company will be required to permit holders to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if the Company’s common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws. In no event will the Company be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that the Company is unable to register or qualify the shares underlying the Warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Public Warrants as part of a purchase of Public Units will have paid the full Public Unit purchase price solely for the shares of common stock included in the Public Units. If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

Accounting— Because the Company is not required to net cash settle the Public Warrants, the Public Warrants are recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2014. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized for the period from June 28, 2013 (date of inception) to June 30, 2014. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 8. Investments and Cash Held in Trust

As of June 30, 2014, investment securities in the Company’s Trust Account consist of $125,045,968 in United States Treasury Bills and $54 of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at June 30, 2014 and December 31, 2013 are as follows:

		Gross
	Carrying	Unrealized
	Amount at June 30, 2014	Holding Gain	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$125,045,968	$8,962	$125,054,930

	Carrying Amount at December 31, 2013	Gross Unrealized Holding Loss	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$125,015,116	$4,950	$125,010,166

Note 9. Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments and cash held in Trust Account	$125,054,930	$125,054,930	$—	$—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	$125,010,166	$125,010,166	$—	$—

United States Treasury Securities: The Company used Level 1 inputs to value the U.S. Treasury securities in the Trust Account for disclosure purposes.

Note 10. Stockholders’ Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2014, there were 15,625,000 shares of common stock outstanding, including 11,608,272 shares subject to possible redemption. At December 31, 2013, there were 15,625,000 shares of common stock outstanding, including 11,646,904 shares subject to possible redemption.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2014 and December 31, 2013, no preferred shares have been issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to ROI Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GEH Capital, Inc., a Delaware corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2014 and in the section entitled “Forward-Looking Statements” below.

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

Results of Operations

Through June 30, 2014, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account.

For the period from June 28, 2013 (the date of inception) through June 30, 2014, we had a net loss of $578,151, which consists of operating, transaction and due diligence costs, offset by interest income of $50,673 on the Trust Account, and incurred costs of $7,364,128, which were classified as offering costs and charged to equity upon the completion of the Public Offering on September 20, 2013. For the three and six months ended June 30, 2014, we had net losses of $142,032 and $386,326, respectively, which consist of operating, transaction and due diligence costs, offset by interest income of $17,658 and $32,857, respectively, on the Trust Account.

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

Liquidity and Capital Resources

As of June 30, 2014, we had cash outside the Trust Account of $594,740. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock (“Founder Shares”) by the Sponsor, and a total of $100,000 loaned by the Sponsor to the Company under an unsecured promissory note (the “Note”). This Note was repaid in full on September 23, 2013.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an Administrative Services Agreement with the Clinton Group, Inc., pursuant to which the Company pays the Clinton Group, Inc. a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a blank check company incorporated on June 28, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We were considered in the development stage at June 30, 2014. Through June 30, 2014, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. As of June 30, 2014, the Company held a U.S. Treasury Bill of approximately $125,045,968 which was subject to market risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon their evaluation, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Date: August 14, 2014

/s/ Thomas J. Baldwin
Name: Thomas J. Baldwin
Title: Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ Francis A. Ruchalski
Name: Francis A. Ruchalski
Title: Chief Financial Officer (principal financial officer)

