Form 10-Q
period 2014-09-30
ROI Acquisition Corp. II
filed 2014-11-14
CIK 1581607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 12, 2014, the registrant had 15,625,000 shares of its common stock, par value $0.0001 per share, outstanding.

ROI ACQUISITION CORP. II

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

Condensed Interim Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$520,955	$961,544
Noncurrent assets:
Investments and cash and cash equivalents held in trust	125,062,454	125,015,160
Total assets	$125,583,409	$125,976,704
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$152,751	$64,157
Franchise tax accrual	113,862	51,000
Accrued offering costs	-	17,500
Total current liabilities	266,613	132,657
Deferred underwriter fee	4,375,000	4,375,000
Total liabilities	4,641,613	4,507,657
Commitments and Contingencies
Common stock subject to possible redemption; 11,594,179 and 11,646,904 shares (at redemption value of approximately $10.00 per share) at September 30, 2014 and December 31, 2013, respectively	115,941,789	116,469,040
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.0001 par value, authorized 400,000,000 shares; 4,030,821 and 3,978,096 shares issued and outstanding (excluding 11,594,179 and 11,646,904 shares subject to possible redemption) at September 30, 2014 and December 31, 2013, respectively	403	397
Additional paid-in capital	5,718,680	5,191,435
Deficit accumulated during the development stage	(719,076)	(191,825)
Total stockholders’ equity	5,000,007	5,000,007
Total liabilities and stockholders’ equity	$125,583,409	$125,976,704

The accompanying notes are an integral part of these condensed interim financial statements.

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

Condensed Interim Statements of Operations

(unaudited)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the period from June 28, 2013 (date of inception) to September 30, 2013	For the period from June 28, 2013 (date of inception) to September 30, 2014
Revenue	$-	$-	$-	$-	$-
Formation and operating costs	112,357	34,176	439,646	36,176	598,287
State franchise taxes, other than income tax	45,000	6,000	136,894	6,000	187,894
Loss from operations	(157,357)	(40,176)	(576,540)	(42,176)	(786,181)
Other income - Interest income	16,432	1,288	49,289	1,288	67,105
Net loss attributed to common stockholders	$(140,925)	$(38,888)	$(527,251)	$(40,888)	$(719,076)

Weighted average number of common shares outstanding, basic and diluted (excluding shares subject to possible redemption)	4,016,880	3,771,440	3,999,373	3,763,958	3,943,560
Loss per common share, basic and diluted	$(0.04)	(0.01)	(0.13)	$(0.01)	$(0.18)

The accompanying notes are an integral part of these condensed interim financial statements.

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

Condensed Interim Statement of Stockholders’ Equity

(unaudited)

For the period from June 28, 2013 to September 30, 2014

				Deficit
				Accumulated
	Common Shares			During the Development	Stockholders'
	Shares	Amount	APIC	Stage	Equity

Sale of common stock to sponsor on June 28, 2013 at $0.007 per share	3,593,750	$359	$24,641	$-	$25,000

Sale of common stock and warrants through public offering on September 20, 2013 at $10.00 per unit	12,500,000	1,250	124,998,750		125,000,000

Underwriters’ fees and offering expenses			(7,364,128)		(7,364,128)

Proceeds from private placement of 8,000,000 warrants			4,000,000		4,000,000

Forfeiture of common stock by Sponsor on September 20, 2013	(468,750)	(47)	47		-

Proceeds from the sale of common stock subject to possible redemption of 11,646,904 shares at December 31, 2013	(11,646,904)	(1,165)	(116,467,875)		(116,469,040)

Net loss for the period ended December 31, 2013				(191,825)	$(191,825)
Balances, at December 31, 2013	3,978,096	397	5,191,435	(191,825)	5,000,007
Change in shares subject to possible redemption (unaudited)	52,725	6	527,245		527,251
Net loss for the period ended September 30, 2014 (unaudited)				(527,251)	527,251
Balances, at September 30, 2014 (unaudited)	4,030,821	$403	$5,718,680	$(719,076)	$5,000,007

The accompanying notes are an integral part of these condensed interim financial statements.

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

Condensed Interim Statements of Cash Flows

(unaudited)

	Nine months ended September 30, 2014	For the period from June 28, 2013 (date of inception) to September 30, 2013	For the period from June 28, 2013 (date of inception) to September 30, 2014
Cash flows from operating activities
Net loss	$(527,251)	$(40,888)	$(719,076)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	88,594	36,176	152,751
Franchise tax accrual	62,862	6,000	113,862
Net cash provided by (used in) operating activities	(375,795)	1,288	(452,463)

Cash flows from investing activities
Proceeds deposited into Trust Account	-	(125,000,000)	(125,000,000)
Interest on Trust Account	(47,294)	(781)	(62,454)
Net cash used in investing activities	(47,294)	(125,000,781)	(125,062,454)

Cash flows from financing activities
Proceeds from sale of common stock and warrants through public offering	-	125,000,000	125,000,000
Proceeds from sale of common stock to Sponsor	-	25,000	25,000
Proceeds from unsecured promissory note payable to Sponsor	-	100,000	100,000
Proceeds from sale of private placement warrants	-	4,000,000	4,000,000
Repayment of unsecured promissory note payable to Sponsor	-	(100,000)	(100,000)
Payment of offering costs	(17,500)	(2,688,628)	(2,989,128)
Net cash provided by (used in) financing activities	(17,500)	126,336,372	126,035,872

Net increase (decrease) in cash	(440,589)	1,336,879	520,955
Cash and cash equivalents, beginning of period	961,544	-	-
Cash and cash equivalents, end of period	$520,955	$1,336,879	$520,955

Supplemental schedule of non-cash financing activities:
Deferred underwriter fee payable	$-	$4,375,000	$4,375,000
Accrued offering costs	$-	$300,500	$-

The accompanying notes are an integral part of these condensed interim financial statements.

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Information

The accompanying unaudited interim financial statements of ROI Acquisition Corp. II (a corporation in the development stage) (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2014. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2014, and the results of operations for the three-month and nine-month periods ended September 30, 2014, and for the periods from June 28, 2013 (date of inception) to September 30, 2013 and from June 28, 2013 (date of inception) to September 30, 2014. Since they are interim statements, the accompanying condensed interim financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the condensed interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Going Concern Consideration

If the Company does not complete a Business Combination by June 20, 2015, or September 20, 2015 if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination on or prior to June 20, 2015, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $50,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

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

Development Stage Company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At September 30, 2014, the Company had not generated revenue to date. The Company’s activities through the date the financial statements were issued consist of organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the assets held in the Trust Account after the Public Offering.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with FASB ASC 480-10-S99. Accordingly, at September 30, 2014 and December 31, 2013, 11,594,179 and 11,646,904, respectively, Public Shares (as defined below) are classified outside of permanent equity at its redemption value.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor (see Note 5), as calculated using the treasury stock method. At September 30, 2014 and December 31, 2013, the Company had outstanding warrants to purchase 10,250,000 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive income (loss) per share of common stock is equal to basic income (loss) per share of common stock.

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

There were no unrecognized tax benefits as of September 30, 2014 and December 31, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2014 and December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or a material deviation from its position. Since inception, the Company has been subject to income tax examinations by major taxing authorities.

Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the Public Offering that were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, on September 20, 2013, offering costs totaling approximately $7,364,128 (including $6,875,000 in underwriters fees) were charged to stockholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s balance sheet has not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company is currently evaluating the impact that this pronouncement would have on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Registration Risk— Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Public Warrants and the Private Placement Warrants (as defined below) (the Public Warrants and Private Placement Warrants, collectively, the “Warrants”) and maintain a current prospectus relating to the common stock issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, the Company will be required to permit holders to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if the Company’s common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws. In no event will the Company be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that the Company is unable to register or qualify the shares underlying the Warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Public Warrants as part of a purchase of Public Units will have paid the full Public Unit purchase price solely for the shares of common stock included in the Public Units. If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

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

Forfeiture —As a result of the underwriters’ election not to exercise their over-allotment option for the Public Offering, the Sponsor forfeited an aggregate of 468,750 Founder Shares on September 20, 2013, which the Company has cancelled. After giving effect to the forfeiture, the Initial Stockholders owned 3,125,000 shares, or 20% of the Company’s issued and outstanding shares (including those subject to possible redemption).

In addition, a portion of the Founder Shares in an amount equal to 25% of the Founder Shares, or 5% of the Company’s issued and outstanding shares after the Public Offering (the “Founder Earnout Shares”), will be subject to forfeiture by the Sponsor (or its permitted transferees) on the fifth anniversary of the Business Combination unless following the Business Combination the last sale price of the Company’s common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). The number of Founder Earnout Shares is 781,250.

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

If the Company does not complete a Business Combination, then the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the public stockholders, and the Private Placement Warrants will expire worthless.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2014. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized for the period from June 28, 2013 (date of inception) to September 30, 2014. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Note 8. Investments and Cash and Cash Equivalents Held in Trust

As of September 30, 2014, the Company’s Trust Account consists of $125,062,454 of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. As of September 30, 2014, the Company’s Trust Account did not hold any held to maturity securities. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at December 31, 2013 is as follows:

	Carrying Amount at December 31, 2013	Gross Unrealized Holding Loss	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$125,015,116	$4,950	$125,010,166

Note 9. Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Investments and cash equivalents held in Trust Account	$125,062,454	$125,062,454	$—	$—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Investments and cash equivalents held in Trust Account	$125,010,166	$125,010,166	$—	$—

United States Treasury Securities: The Company used Level 1 inputs to value the U.S. Treasury securities in the Trust Account for disclosure purposes.

Note 10. Stockholders’ Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2014, there were 15,625,000 shares of common stock outstanding, including 11,594,179 shares subject to possible redemption. At December 31, 2013, there were 15,625,000 shares of common stock outstanding, including 11,646,904 shares subject to possible redemption.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2014 and December 31, 2013, no preferred shares have been issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to ROI Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GEH Capital, Inc., a Delaware corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 7, 2014 and in the section entitled “Forward-Looking Statements” below.

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

Results of Operations

Through September 30, 2014, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account.

For the period from June 28, 2013 (the date of inception) through September 30, 2014, we had a net loss of $719,076, which consists of operating, transaction and due diligence costs, offset by interest income of $67,105 on the Trust Account, and incurred costs of $7,364,128, which were classified as offering costs and charged to equity upon the completion of the Public Offering on September 20, 2013. For the three and nine months ended September 30, 2014, we had net losses of $140,925 and $527,251, respectively, which consist of operating, transaction and due diligence costs, offset by interest income of $16,432 and $49,289, respectively, on the Trust Account.

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

Liquidity and Capital Resources

As of September 30, 2014, we had cash outside the Trust Account of $520,955. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock (“Founder Shares”) by the Sponsor, and a total of $100,000 loaned by the Sponsor to the Company under an unsecured promissory note (the “Note”). This Note was repaid in full on September 23, 2013.

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

Recent accounting pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s balance sheet has not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company is currently evaluating the impact that this pronouncement would have on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a blank check company incorporated on June 28, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We were considered in the development stage at September 30, 2014. Through September 30, 2014, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. As of September 30, 2014, the Company did not hold any securities subject to market risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon their evaluation, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROI ACQUISITION CORP. II

Date: November 13, 2014

/s/ Thomas J. Baldwin
Name: Thomas J. Baldwin
Title: Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ Francis A. Ruchalski
Name: Francis A. Ruchalski
Title: Chief Financial Officer (principal financial officer)

