Form 10-K
period 2014-12-31
ROI Acquisition Corp. II
filed 2015-03-16
CIK 1581607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $125,000,000.

As of March 12, 2015, there were 15,625,000 shares of the registrant’s common stock issued and outstanding.

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 7. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

On September 20, 2013, we consummated our initial public offering of 12,500,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one-half share of our common stock at an exercise of $5.75 per half share ($11.50 per whole share). The shares of our common stock sold as part of the units in our initial public offering are referred to in this report as our “Public Shares.” The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $125,000,000. Prior to the consummation of our initial public offering, on June 28, 2013, the Sponsor purchased 3,593,750 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.007 per share. Subsequently, on August 22, 2013, the Sponsor transferred 171,875 Founder Shares to each of Thomas J. Baldwin and Joseph A. De Perio (together with the Sponsor, the “Initial Stockholders”), each of whom paid a purchase price of $1,195.65 for their respective shares (the same per-share purchase price initially paid by the Sponsor). As a result of the underwriters’ election not to exercise their over-allotment option for our initial public offering, the Sponsor forfeited an aggregate of 468,750 Founder Shares on September 20, 2013, which the Company has cancelled. In addition, 781,250 Founder Shares (the “Founder Earnout Shares”) will be subject to forfeiture on the fifth anniversary of our initial business combination unless following our initial business combination the last sale price of our stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

On March 6, 2015, the Initial Stockholders assigned 781,248 Founder Shares in a private transaction in consideration of payment of $5,435, or $0.007 per share. Of such shares, 195,312 shares are Founder Earnout Shares and are subject to forfeiture. Under certain conditions, these shares may be purchased back by the Initial Stockholders.

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

After the payment of underwriting discounts and commissions (excluding the deferred portion of $4,375,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $500,000 in expenses relating to our initial public offering, approximately $1,000,000 of the net proceeds of our initial public offering and private placement of the Private Placement Warrants was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2014, there was $125,073,277 in investments and cash held in the Trust Account and $352,218 held outside the Trust Account available for working capital purposes. As of December 31, 2014, no cash had been withdrawn from the Trust Account for taxes.

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

Selection of a target business and structuring of our initial business combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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
5

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

We are a recently formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

Unlike many other blank check companies in which the Initial Stockholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our Initial Stockholders have agreed to vote their Founder Shares, as well as any Public Shares purchased during or after our initial public offering, in favor of our initial business combination. Our Initial Stockholders own 15.1% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our Initial Stockholders agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

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

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time, our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

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

Our Sponsor, executive officers and directors have agreed that we must complete our initial business combination within 21 months from the closing of our initial public offering (or 24 months, as applicable). We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

On January 2, 2015, we received a letter from the staff of the Listings Qualifications Department of NASDAQ (the “NASDAQ Staff”) stating that the NASDAQ Staff has determined to initiate procedures to delist our securities from NASDAQ because we did not hold an annual meeting of stockholders by December 31, 2014 or solicit proxies and provide proxy statements to NASDAQ in accordance with Listing Rules 5620(a) and 5620(b). On February 9, 2015, NASDAQ granted our request for continued listing. However, our continued listing on NASDAQ is subject to certain conditions, including that we enter into a definitive agreement for an initial business combination on or before March 31, 2015 and that we complete our initial business combination on or before June 16, 2015. We cannot assure you that we will be able to satisfy these conditions. If we are not able to satisfy these conditions, our securities may be delisted from NASDAQ.

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

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet, demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our common stock, the resources available to us for our initial business combination will be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

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

Of the net proceeds of our initial public offering, only approximately $1,000,000 was made available to us initially outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our Public Shares, and our warrants will expire worthless.

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

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share or (ii) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest that may be withdrawn to pay franchise and income taxes, and our Sponsor, Joseph A. De Perio and George E. Hall assert that they are unable to satisfy their joint and several obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor, Joseph A. De Perio or George E. Hall to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor, Joseph A. De Perio and George E. Hall to enforce their indemnification obligations to us, it is possible that our independent directors, in exercising their business judgment, may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

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

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders, and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Investment Management Trust Agreement, dated as of September 16, 2013, by and between us and Continental Stock Transfer & Trust Company, as trustee of the Trust Account (the “trust agreement”), the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is a business combination; or (ii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

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

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within 21 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 21 months from the closing of our initial public offering but have not completed the initial business combination within such 21-month period) may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 21st month from the closing of our initial public offering (or 24th month, as applicable) in the event that we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within 21 months from the closing of our initial public offering (or 24 months, as applicable) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then, pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

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

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our Initial Stockholders and their permitted transferees can demand that we register the Founder Shares, and holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of common stock issuable upon exercise of the Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our Initial Stockholders, holders of our Private Placement Warrants or their respective permitted transferees are registered.

Because we are not limited to a particular industry sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete a business combination with an operating company in the consumer sector (in particular the consumer products, retail, and restaurant industries), or the financial services sector (in particular the asset management industry) in the United States or globally, but may also pursue acquisition opportunities in other sectors, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. There is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

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

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and, as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 384,375,000 authorized but unissued shares of common stock available for issuance including shares reserved for issuance upon exercise of outstanding warrants. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless.

We are dependent upon our executive officers and directors, and their departure could adversely affect our ability to operate.

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

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

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

Our executive officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination.

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

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor, and a potential target business may be presented to another entity prior to its presentation to us.

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

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders, which may raise potential conflicts of interest.

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

In June 2013, our Sponsor purchased an aggregate of 3,593,750 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.007 per share. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20.0% of the outstanding shares upon completion of our initial public offering. On August 22, 2013, our Sponsor transferred 171,875 Founder Shares to each of Thomas J. Baldwin and Joseph A. De Perio, each of whom paid a purchase price of $1,195.65 for their respective shares (the same per-share purchase price initially paid by our Sponsor). On March 6, 2015, the Initial Stockholders assigned 781,248 Founder Shares in a private transaction in consideration of payment of $5,435, or $0.007 per share. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 8,000,000 private placement warrants, each exercisable for one-half of one share of our common stock at $5.75 per half share, for a purchase price of $4,000,000, or $0.50 per warrant, that will also be worthless if we do not complete a business combination. In addition, 781,250 Founder Earnout Shares will be subject to forfeiture on the fifth anniversary of our initial business combination unless following our initial business combination the last sale price of our stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). The Founder Shares are identical to the shares of common stock included in the units sold in our initial public offering. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

The net proceeds from our initial public offering and the private placement of warrants provided us with $125,000,000 that we may use to complete our business combination (excluding up to $4,375,000 of deferred underwriting commissions being held in the Trust Account).

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our Initial Stockholders, who collectively beneficially own 15.1% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 21 months from the closing of our initial public offering but have not completed the initial business combination within such 21-month period), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable), divided by the number of then outstanding Public Shares. These agreements are contained in letter agreements that we have entered into with our Sponsor, executive officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless.

Our Initial Stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our Initial Stockholders own 15.1% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our Initial Stockholders purchase any additional shares of common stock, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our Sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Initial Stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Stockholders will continue to exert control at least until the completion of our business combination.

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

We issued warrants to purchase 6,250,000 shares of our common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 8,000,000 private placement warrants, each exercisable to purchase one-half of one share of common stock at $5.75 per half share. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2014. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’s home jurisdiction, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 601 Lexington Avenue, 51st Floor, New York, NY 10022. The cost for this space is included in the $10,000 per month fee that we pay to Clinton Group, Inc., or the Clinton Group, a multi-strategy asset management firm founded by our Chief Investment Officer, George E. Hall, for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2014, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on the NASDAQ Capital Market under the symbols “ROIQU,” “ROIQ” and “ROIQW,” respectively.

The following table includes the high and low sales prices for our units, common stock and warrants for the periods presented.

	Units(1)		Common Stock (2)		Warrants(3)
	High	Low	High	Low	High	Low
2013
Third Quarter	$10.10	$9.90	-	-	-	-
Fourth Quarter	$10.55	$10.00	-	-	$1.20	$0.81
2014
First Quarter	$10.40	$9.60	$10.05	$9.51	$1.10	$0.26
Second Quarter	$10.30	$9.92	$10.50	$9.56	$0.35	$0.03
Third Quarter	$10.24	$10.00	$13.05	$9.60	$0.16	$0.04
Fourth Quarter	$10.70	$9.98	$9.86	$9.65	$0.30	$0.03

(1)	Our units began trading on NASDAQ on September 17, 2013. The figures for the third quarter of 2013 are for the period from September 17, 2013 through September 30, 2013.

(2)	Our common stock began separate trading on NASDAQ on November 7, 2013; however, there were no sales prior to December 31, 2013.

(3)	Our warrants began separate trading on NASDAQ on November 7, 2013. The figures for the fourth quarter of 2013 are for the period from November 7, 2013 through December 31, 2013.

Holders

As of March 12, 2015, there was one holder of record of our units, five holders of record of our common stock and two holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations, and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Performance Graph

The graph below compares the cumulative total return of our common stock (the blue line in the chart below) from November 7, 2013, the date that our common stock was first separately listed on NASDAQ, through December 31, 2014, with the comparable cumulative return of two indices, the S&P 500 Index (the green line in the chart below) and the Dow Jones Industrial Average Index (the red line in chart below). The graph plots the growth in value of an initial investment in each of our common stock, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the year ended December 31, 2014 and for the period from June 28, 2013 (inception) through December 31, 2013. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

		June 28, 2013	June 28, 2013
	Year ended	(inception) to	(inception) to
	December 31, 2014	December 31, 2013	December 31, 2014
Statement of Operations Data:
Operating expenses:
Formation and operating costs	$607,859	$158,641	$766,500
Loss from operations before other income and income tax expense	(607,859)	(158,641)	(766,500)
Other income (expense):
Interest income	60,112	17,816	77,928
State franchise taxes, other than income taxes	(181,894)	(51,000)	(232,894)
Total other expense	(121,782)	(33,184)	(154,966)
Loss before income tax expense	(729,641)	(191,825)	(921,466)
Income tax expense	-	-	-
Net loss	$(729,641)	$(191,825)	$(921,466)

Loss per common share:
Basic and diluted	$(0.18)	$(0.05)	(0.23)

Weighted average shares outstanding:
Basic and diluted	4,007,333	3,861,964	3,958,140

Balance Sheet Data:
Cash and cash equivalents	$352,218	$961,544	$352,218
Investments and cash held in trust	$125,073,277	$125,015,160	$125,073,277
Total assets	$125,425,495	$125,976,704	$125,425,495
Common stock subject to possible redemption (at fair value): 11,573,940 and 11,646,904 shares at December 31, 2014 and December 31, 2013, respectively	$115,739,399	$116,469,040	$115,739,399
Total stockholders’ equity	$5,000,007	$5,000,007	$5,000,007
Cash Flow Data:
Net cash used in operating activities	$(533,709)	$(76,668)	$(610,377)
Net cash used in investing activities	$(58,117)	$(125,015,160)	$(125,073,277)
Net cash (used in) provided by financing activities	$(17,500)	$126,053,372	$126,035,872

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Results of Operations

Through December 31, 2014, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of December 31, 2014, $125,073,277 was held in the Trust Account (including $4,375,000 of deferred underwriting discounts and commissions and $4,000,000 from the sale of the Private Placement Warrants), and we had cash outside of trust of $352,218 and $152,227 in accounts payable and accrued expenses. Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in Trust Account will be released until the earlier of: (i) the completion of a business combination; or (ii) the redemption of 100% of the shares of common stock included in the Units sold in the initial public offering if we are unable to complete a business combination by June 20, 2015, which is the date that is 21 months after the closing of our initial public offering, or September 20, 2015, if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 21 months from the closing of the initial public offering but have not completed the business combination within such 21-month period. Through December 31, 2014, we had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

For the fiscal year ended December 31, 2014 and for the period from June 28, 2013 (inception) through December 31, 2013, we earned $60,112 and $17,816 in interest income, respectively. All of our funds in the Trust Account are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We have agreed to pay the Clinton Group, Inc., a multi-strategy asset management firm founded by our Chief Investment Officer, George E. Hall, a total of $10,000 per month for office space, utilities and secretarial support. For the fiscal year ended December 31, 2014 and for the period from June 28, 2013 through December 31, 2013, the Company expensed $120,000 and $33,667, respectively, under this Agreement.

Liquidity and Capital Resources

Prior to the consummation of our business combination, we anticipate incurring expenses for the following purposes:

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•	other miscellaneous expenses.

As indicated in the accompanying financial statements, at December 31, 2014 and December 31, 2013, we had out of trust cash of $352,218 and $961,544, respectively, and $152,227 and $64,157, respectively, in accounts payable and accrued expenses.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than a monthly fee of $10,000 for office space and general and administrative services payable to Clinton Group, Inc., a multi-strategy asset management firm founded by our Chief Investment Officer, George E. Hall. We began incurring these fees on September 17, 2013 and will continue to incur these fees monthly until the completion of our initial business combination.

Going Concern Consideration

If we do not complete a Business Combination by June 20, 2015, or September 20, 2015 if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination on or prior to June 20, 2015, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. This mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be approximately equal to the initial public offering price per share (assuming no value is attributed to the warrants contained in the units offered in the initial public offering).

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

Cash Held in Trust

A total of approximately $125,000,000, including approximately $121,000,000 of the net proceeds from our initial public offering, $4,000,000 from the sale of the Private Placement Warrants and $4,375,000 of deferred underwriting discounts and commissions, has been placed in a Trust Account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of December 31, 2014 and December 31, 2013, the balance in the Trust Account was $125,073,277 and $125,015,160, respectively, which includes $73,277 and $15,160, respectively, of interest earned since the inception of the trust.

Loss per Common Share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 4,007,333 for the year ended December 31, 2014 and 3,861,964 for the period from June 28, 2013 (inception) to December 31, 2013 takes into effect the 3,593,750 shares issued on June 28, 2013 to the Sponsor, the 171,875 shares transferred by the Sponsor to Thomas J. Baldwin and Joseph A. De Perio, on August 22, 2013, the 12,500,000 shares sold in our initial public offering and outstanding since September 20, 2013 and the aggregate of 468,750 Founder Shares forfeited by the Sponsor on September 20, 2013 as a result of the underwriters’ election not to exercise their over-allotment option. The 20,500,000 warrants related to our initial public offering and the private placement of the Private Placement Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Thomas J. Baldwin	59	Chairman of the Board and Chief Executive Officer
Joseph A. De Perio	36	Vice Chairman of the Board and President
George E. Hall	54	Chief Investment Officer and Director
Daniel A. Strauss	30	Chief Operating Officer and Secretary
Francis A. Ruchalski	50	Chief Financial Officer
Tracy B. McKibben	45	Director
Jamal Mashburn	42	Director
Thomas Barber	40	Director
Andrew Reilly	46	Director

Thomas J. Baldwin has been our Chairman of the Board and Chief Executive Officer since July 2013. Currently, Mr. Baldwin is also a private investor and a Managing Director of the Clinton Group. Previously, Mr. Baldwin was Chairman and Chief Executive Officer of ROI Acquisition Corp., a blank check company formed for substantially similar purposes as our company (“ROI Acquisition”), which merged with EveryWare Global, Inc., a leading consumer products company (“EveryWare”), in a business combination in May 2013. Mr. Baldwin continues to serve as Vice Chairman of EveryWare. Previously, he served as Chairman, Chief Executive Officer and President of Morton’s Restaurant Group, Inc. from December 2005 through February 2010. In addition, Mr. Baldwin served as Chief Financial Officer of Morton’s Restaurant Group, Inc. from December 1988 until December 2005. During his tenure at Morton’s, the company grew from nine Midwest-based restaurants to a global organization of over 80 locations. Mr. Baldwin led Morton’s through two management-led buyouts and two initial public offering events. Prior to his employment at Morton’s Restaurant Group, Mr. Baldwin held management positions at Le Peep Restaurant, Citigroup and General Foods Corp., now part of Kraft Foods. In addition, Mr. Baldwin currently serves on the board of directors of Bravo Brio Restaurant Group, Inc. (NASDAQ: BBRG) and the private company boards of Benihana Asian Restaurants and Wood Fired Holding Corp., the parent company of Firebirds Wood Fired Grill Restaurants. He is a past Chairman and long-time Board Member of the March of Dimes, Connecticut Division.

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

George E. Hall has been our Chief Investment Officer and Director since July 2013. Mr. Hall is the Founder, CEO, President and Chief Investment Officer of the Clinton Group. Mr. Hall is ultimately responsible for all final investment and trading decisions, risk management and quantitative analysis at the Clinton Group. Mr. Hall is a prominent business leader in the financial services industry, particularly in asset management. Previously, Mr. Hall served as Chief Investment Officer and Director of ROI Acquisition, which merged with EveryWare in a business combination in May 2013. Before founding the Clinton Group in 1991, Mr. Hall was a Vice President at Greenwich Capital Markets, Inc., a primary dealer and mortgage securities broker-dealer. He headed the mortgage arbitrage group which traded mortgage securities, interest rate derivatives and futures and options. There, he created and implemented the firm’s analytical systems for CMOs and related securities. Prior to his time at Greenwich Capital Markets, he directed the trading of mortgage securities, including agency pass-throughs, options, whole loans, CMOs and interest rate derivatives, at Citicorp Investment Bank. Before pursuing his MBA, Mr. Hall was a nuclear engineer at Tenneco Corporation. Mr. Hall is a director of Rumson-Fair Haven Bank & Trust Company (OTC: RFHB). Mr. Hall is also Chairman of the Board and President of CGI Holdings, Inc. and holds similar positions throughout the family of companies and funds. Mr. Hall holds a BS from the U.S. Merchant Marine Academy and an MBA from the Wharton School at the University of Pennsylvania.

We believe that Mr. Hall is qualified to serve on our board of directors due to his extensive experience in business and investing, as well as his broad leadership experience as Founder, CEO, President and Chief Investment Officer of the Clinton Group, a global investment firm that currently has over $1.5 billion in assets under management.

Daniel A. Strauss has been our Chief Operating Officer and Secretary since inception on June 28, 2013. Mr. Strauss is a member of the private equity team at the Clinton Group and is responsible for evaluating and executing transactions across a range of industries. Mr. Strauss was Vice President and Director of Acquisitions of ROI Acquisition from February 2012 until its business combination in May 2013. Prior to joining the Clinton Group in 2010, he was with Angelo, Gordon & Co. as a member of the firm’s private equity practice. Prior to his work at Angelo, Gordon & Co., he was a Financial Analyst at Houlihan Lokey, focusing on mergers and acquisitions in the consumer products industry. Mr. Strauss holds a B.S. in Finance and International Business from the Stern School of Business at New York University. Mr. Strauss is a director and member of the Finance & Risk and H. R. & Compensation Committees at Pacific Mercantile Bancorp (NASDAQ: PMBC) and a director and member of the Credit Risk and Governance Committees at Community Financial Shares, Inc. (OTC BB: CFIS).

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

Francis A. Ruchalski has been our Chief Financial Officer and Director since July 2013. Mr. Ruchalski is a CPA and the CFO of the Clinton Group. Mr. Ruchalski also served as Chief Financial Officer of ROI Acquisition from inception until its business combination in May 2013. Prior to joining the Clinton Group in 1997, Mr. Ruchalski was an audit manager for Anchin, Block & Anchin, LLP, a certified public accounting firm. His responsibilities included client auditing and financial and taxation planning. Mr. Ruchalski serves as director and comptroller of CGI Holdings, Inc. and holds similar positions throughout the family of company and funds. Mr. Ruchalski holds a BS in Accounting from St. John’s University.

Tracy B. McKibben has served on our board of directors since the closing of our initial public offering. Ms. McKibben is the President of MAC Energy Advisors, LLC, an adviser of companies and investors on alternative energy and clean technology investments and strategic opportunities across a global platform. In addition, Ms. McKibben is an advisor and serves on the Board of Directors of Sphaera Energy, which is a European energy boutique firm that finances, develops and acquires renewable energy assets, as well as offering integrated solutions for conventional energy assets. Prior to founding MAC Energy Advisors, LLC in January 2010, Ms. McKibben served as the Managing Director and Head of Environmental Banking Strategy at Citigroup Global Markets, Inc., a global investment bank, from September 2007 to August 2009. Previously, Ms. McKibben worked at the National Security Council where she served as the Director, European Economic Affairs and EU Relations from July 2003 to August 2007 and as the Acting Senior Director for European Affairs from June 2007 to August 2007. From March 2001 to July 2003, Ms. McKibben served at the U.S. Department of Commerce where she was the Director, Executive Secretariat for the Office of the Secretary from March 2001 to April 2002 and Special Counsel for International Trade and Investments from April 2002 to July 2003. Ms. McKibben received a B.A., summa cum laude, from West Virginia State University and a J.D. from Harvard Law School.

Ms. McKibben’s qualifications as a director include her 15 years of experience in the energy sector, with over 10 years focusing on the areas of alternative energy, clean technology and sustainability management, her experience advising multinational corporations on strategic investments and capital investment structuring, and her strategic, mergers and acquisitions and advisory experience.

Jamal Mashburn has served on our board of directors since the closing of our initial public offering. Mr. Mashburn is President and CEO of Mashburn Enterprises, LLC, a private investment firm. Mashburn is most notably known for his success on the basketball court—the former college and NBA All Star spent over 20 years with the Kentucky Wildcats, Dallas Mavericks, Miami Heat, and New Orleans Hornets. With a natural knack for teambuilding, Mr. Mashburn took his skills straight to the business world after his basketball career was over. Mr. Mashburn successfully assembled a team of savvy professionals specializing in administration, finance, project management, insurance, and advertising, and, to date, Mr. Mashburn has ownership interests in numerous restaurant franchises (38 Outback Steakhouse restaurants, 32 Papa John’s pizza restaurants, and three Dunkin Donuts stores), car dealerships (owner of Kentucky’s Toyota of Nicholasville and Lexus Store of Lexington), real estate, and the thoroughbred horse racing industry. Mr. Mashburn also served as a director of ROI Acquisition. Mr. Mashburn is active in the community and has established the Mashburn Scholarship Fund at the University of Kentucky. He is also a founding member, officer, and director of The MAP Foundation (focused on youth mentoring) and the Mashburn Family Foundation (offering programs and support for latch-key children and children of alcoholics and single mothers). Mr. Mashburn currently sits on the board of directors for the National Forest Foundation and has served on the Advisory Board for Central Bank & Trust Company in Lexington, Kentucky.

Mr. Mashburn is qualified to serve as a member of the Board due to his business leadership and operational expertise in the restaurant industry and experience as a private investor. Mr. Mashburn has developed an extensive set of contacts in the business, private equity and financial sectors, which we believe will generate acquisition opportunities for us.

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

Board Committees

Audit Committee

We have an audit committee comprised of Andrew Reilly, Tracy B. McKibben and Thomas Barber. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Andrew Reilly, Tracy B. McKibben and Thomas Barber are independent. Each member of the audit committee is financially literate and our board of directors has determined that Andrew Reilly qualifies as an “audit committee financial expert” as defined in applicable SEC rules because he meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. The responsibilities of our audit committee include:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The compensation committee of our board of directors was established on September 18, 2014. The members of our compensation committee are Tracy McKibben, Thomas Barber and Jamal Mashburn. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, both of whom must be independent. Tracy McKibben, Thomas Barber and Jamal Mashburn are independent, as independence for compensation committee members is defined in NASDAQ listing standards.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	overseeing the Company’s compensation and employee benefit plans and practices, including its executive compensation plans relating to the compensation of the Company’s chief executive officer and other executive officers, and its incentive-compensation and equity-based plans;

•	reviewing and discussing with management the Company’s compensation discussion and analysis to be included in the Company’s annual proxy statement or annual report on Form 10-K filed with the SEC;

•	preparing the Compensation Committee Report as required by the rules of the SEC;

•	evaluating annually the appropriate level of compensation for board and committee service by non-employee directors;

•	considering the results of the most recent shareholder advisory vote on executive compensation as required by Section 14A of the Exchange Act, and, to the extent the committee determines it appropriate to do so, taking such results into consideration in connection with the review and approval of compensation policies and executive officer compensation; and

•	reviewing compensation arrangements for the Company’s employees to evaluate whether incentive and other forms of pay encourage unnecessary or excessive risk taking, and reviewing and discussing, at least annually, the relationship between risk management policies and practices, corporate strategy and the Company’s compensation arrangements.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

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

The Governance & Nominating Committee will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in Section 3.2 of our bylaws.

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

Code of Ethics and Committee Charters

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics and our audit committee charter as exhibits to our registration statement in connection with our initial public offering. Our Compensation Committee’s charter is filed as an exhibit to this report. Our Governance & Nominating Committee’s charter was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at 601 Lexington Avenue, 51st Floor, New York, New York, 10022 or by telephone at (212) 825-0400. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Other than as described below, none of our executive officers or directors has received any cash compensation for services rendered. Commencing on September 17, 2013 through the earlier of the consummation of our initial business combination and our liquidation, we are obligated to pay the Clinton Group, a multi-strategy asset management firm founded by our Chief Investment Officer, George E. Hall, for office space, utilities and secretarial and administrative services. This arrangement has been agreed to by George E. Hall for our benefit and is not intended to provide Mr. Hall compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Other than the $10,000 per month fee to the Clinton Group, no compensation of any kind, including finder’s and consulting fees, has been, or will be, paid to the Sponsor or our executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments made to the Sponsor or our officers, directors or our or their affiliates.

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

Compensation Committee Interlocks and Insider Participation and Compensation Committee Report

None of the members of our compensation committee is or has been an officer or employee of the Company. Thomas J. Baldwin, our Chairman of the Board and Chief Executive Officer, currently serves as a member of the compensation committee of EveryWare (f/k/a ROI Acquisition), and, in 2013, Mr. Baldwin served as Chairman and Chief Executive Officer, and Joseph De Perio served as Vice Chairman of the Board and President, of ROI Acquisition. None of our other executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our board of directors or compensation committee. All members of our board of directors reviewed the “Compensation Discussion and Analysis” and agreed that it should be included in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 12, 2015, by:

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

	Number of Shares	Approximate Percentage of
Name and Address of Beneficial Owner(1)	Beneficially Owned	Outstanding Common Stock(2)
GEH Capital, Inc. (the Sponsor)(2)	2,085,938	13.4%

Thomas J. Baldwin(3)	138,907	*

George E. Hall(4)	2,085,938	13.4%

Joseph A. De Perio(5)	128,907	*

Daniel A. Strauss	—	*

Francis A. Ruchalski	—	*

Tracy B. McKibben	—	*

Thomas Barber	—	*

Jamal Mashburn	—	*

Andrew Reilly	—	*

All directors and executive officers as a group (nine individuals)	2,353,752	15.1%

Fir Tree Inc.(6)	1,235,900	7.9%

Davidson Kempner Capital Management LLC(7)	1,050,000	6.72%

AQR Capital Management, LLC(8)	1,050,000	6.72%

TD Asset Management Inc.(9)	1,050,000	6.72%

North Pole Capital Master Fund(10)	801,741	5.13%

* Less than one percent.

(1) Unless otherwise noted, the business address of each of the following is 601 Lexington Avenue, 51st Floor, New York, New York, 10022.

(2) These shares represent one hundred percent of our shares of common stock held by the Sponsor. As a result of the underwriters’ election not to exercise their over-allotment option for our initial public offering, the Sponsor forfeited an aggregate of 468,750 Founder Shares on September 20, 2013, which the Company has cancelled. The Founder Earnout Shares (equal to 25% of the Founder Shares and 5% of our issued and outstanding shares after the initial public offering) are subject to forfeiture by the Sponsor (or its permitted transferees) on the fifth anniversary of our initial business combination unless, following our initial business combination, the last sale price of our stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). On March 6, 2015, the Sponsor assigned 695,312 Founder Shares for $0.007 per share in a private transaction.

(3) On August 22, 2013, the Sponsor transferred 171,875 Founder Shares to Thomas J. Baldwin for a purchase price of $1,195.65. On September 20, 2013, Mr. Baldwin purchased 10,000 units for $10.00 per unit in a privately negotiated transaction. On March 6, 2015, Mr. Baldwin assigned 42,968 Founder Shares for $0.007 per share in a private transaction.

(4) These shares represent the Founder Shares held by the Sponsor. Mr. Hall owns and controls our Sponsor and, consequently, has voting and dispositive control over such shares.

(5) On August 22, 2013, the Sponsor transferred 171,875 Founder Shares to Joseph A. De Perio for a purchase price of $1,195.65. On March 6, 2015, Mr. De Perio assigned 42,968 Founder Shares for $0.007 per share in a private transaction.

(6) According to a Schedule 13G/A filed with the SEC on February 17, 2015 on behalf of Fir Tree Inc., a New York corporation (“Fir Tree”), the shares reported above include shares purchased by certain private-pooled investment vehicles for which Fir Tree serves as the investment manager (the “Fir Tree Funds”). Fir Tree is the investment manager of the Fir Tree Funds, and has been granted investment discretion over portfolio investments, including the common stock of the Company held by the Fir Tree Funds. The business address of this stockholder is Fir Tree Inc., 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

(7) According to a Schedule 13G filed with the SEC on September 27, 2013 on behalf of Davidson Kempner Partners, a New York limited partnership (“DKP”), Davidson Kempner Institutional Partners, L.P., a Delaware limited partnership (“DKIP”), Davidson Kempner International, Ltd., a British Virgin Islands corporation (“DKIL”), Davidson Kempner Capital Management LLC, a New York limited liability company and a registered investment adviser with the U.S. Securities and Exchange Commission (“DKCM”), and Messrs. Thomas L. Kempner, Jr. and Stephen M. Dowicz, DKCM acts as investment manager to each of DKP, DKIP, and DKIL, and Messrs. Thomas L. Kempner, Jr. and Stephen M. Dowicz, through DKCM, are responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL. DKP beneficially owns 191,000 shares of the Company’s common stock, DKIP beneficially owns 431,550 shares of the Company’s common stock, DKIL beneficially owns 427,350 shares of the Company’s common stock, DKCM beneficially owns 1,050,000 shares of the Company’s common stock, Thomas L. Kempner, Jr. beneficially owns 1,050,000 shares of the Company’s common stock and Stephen M. Dowicz beneficially owns 1,050,000 shares of the Company’s commons stock. The business address of this stockholder is c/o Davidson Kempner Partners, 65 East 55th Street, 19th Floor, New York, New York 10022.

(8) According to a Schedule 13G/A filed with the SEC on February 17, 2015 on behalf AQR Capital Management, LLC, a Delaware limited liability company (“AQR Capital”), and AQR Capital Management Holdings, LLC, a Delaware limited liability company, the shares reported above include shares held by the AQR Diversified Arbitrage Fund, an open-end registered investment company. AQR Capital serves as the investment manager to the AQR Diversified Arbitrage Fund. AQR Capital is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. The business address of this stockholder is Two Greenwich Plaza, Greenwich, Connecticut 06830.

(9) The business address of this stockholder is TD Asset Management Inc., Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2.

(10) According to a Schedule 13G filed with the SEC on October 10, 2014 on behalf of North Pole Capital Master Fund, a Cayman Islands exempted company (“North Pole”) and Polar Securities Inc., a company incorporated under the laws of Ontario, Canada (“Polar Securities”), the shares reported above are directly held by North Pole. Polar Securities serves as investment advisor to North Pole with respect to the shares reported above. The business address of this stockholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

On June 28, 2013, the Sponsor purchased 3,593,750 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.007 per share. Subsequently, on August 22, 2013, the Sponsor transferred 171,875 Founder Shares to each of Thomas J. Baldwin and Joseph A. De Perio (together with the Sponsor, the “Initial Stockholders”), each of whom paid a purchase price of $1,195.65 for their respective shares (the same per-share purchase price initially paid by the Sponsor). As a result of the underwriters’ election not to exercise their over-allotment option for our initial public offering, the Sponsor forfeited an aggregate of 468,750 Founder Shares on September 20, 2013, which the Company has cancelled. On March 6, 2015, the Initial Stockholders assigned 781,248 Founder Shares in a private transaction in consideration of payment of $5,435, or $0.007 per share. In addition, the Founder Earnout Shares (equal to 25% of the Founder Shares and 5% of our issued and outstanding shares after the initial public offering) will be subject to forfeiture by the Sponsor (or its permitted transferees) on the fifth anniversary of our initial business combination unless following our initial business combination the last sale price of our stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). The Founder Shares are identical to the shares of common stock included in the units sold in the initial public offering. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination.

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

In June 2013, the Sponsor purchased 3,593,750 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.007 per share. Subsequently, on August 22, 2013, the Sponsor transferred 171,875 Founder Shares to each of Thomas J. Baldwin and Joseph A. De Perio (together with the Sponsor, the “Initial Stockholders”), each of whom paid a purchase price of $1,195.65 for their respective shares (the same per-share purchase price initially paid by the Sponsor). As a result of the underwriters’ election not to exercise their over-allotment option for our initial public offering, the Sponsor forfeited an aggregate of 468,750 Founder Shares on September 20, 2013, which the Company has cancelled. On March 6, 2015, the Initial Stockholders assigned 781,248 Founder Shares in a private transaction in consideration of payment of $5,435, or $0.007 per share. Of such shares, 195,312 shares are Founder Earnout Shares and are subject to forfeiture.  Under certain conditions, these shares may be purchased back by the Initial Stockholders.

In connection with the consummation of our initial public offering, members of the Sponsor purchased an aggregate of 8,000,000 Private Placement Warrants in a private placement. Each Private Placement Warrant entitles the holder to purchase half of one share of our common stock at $5.75 per half share (or $11.50 per whole share). The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

Mr. Hall owns and controls GEH Capital, Inc. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our executive officers will materially undermine our ability to complete our business combination. Certain members of our management team also have fiduciary obligations to private equity funds managed by the Clinton Group. In order to minimize potential conflicts, or the appearance of conflicts, which may arise from these affiliations, the Clinton Group, on behalf of itself and its affiliated investment funds that may consider acquisition opportunities in the consumer and financial services sector, has granted us a “right of first refusal” with respect to any opportunity to acquire 50% or more of the outstanding voting securities of any company or business in the consumer or financial services sectors whose fair market value is at least equal to 80% of the balance of the Trust Account (less the deferred underwriting discounts and commissions and taxes payable) at such time, which is the minimum size of a target business for our initial business combination. Pursuant to this right of first refusal, we will be entitled to pursue any such potential transaction opportunity unless and until a majority of our independent directors has determined for any reason that we will not pursue such opportunity. If a majority of our independent directors determines that the company will not pursue such opportunity, we will release the Clinton Group from this right of first refusal so that it can explore such opportunity. This right of first refusal will expire upon the earlier of: (1) our consummation of an initial business combination and (2) 24 months from the date of the prospectus associated with the Company’s initial public offering. Furthermore, we have agreed that any target company with respect to which the Clinton Group or its private equity fund party to the right of first refusal agreement currently invests or has initiated any contacts or entered into any discussions, formal or informal, or negotiations regarding such company’s acquisition prior to the completion of the initial public offering will not be a potential acquisition target for us, unless such fund declines to pursue an investment in such company.

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

Prior to the completion of our initial public offering, the Company issued an unsecured promissory note (the “Note”) to the Sponsor on June 28, 2013 that provided for the Sponsor to advance to the Company, from time to time, up to $100,000 for expenses related to our initial public offering. The Note was non-interest bearing and was payable on the earlier of December 1, 2013 or the completion of our initial public offering. The Sponsor advanced $100,000 to the Company under the Note prior to our initial public offering. The Note was paid in full on September 23, 2013, and no balance remained outstanding subsequent to such date.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely that the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

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

Our sponsor, executive officers and directors may become involved with subsequent blank check companies similar to our company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by June 20, 2015, which is the date that is 21 months after our initial public offering, or September 20, 2015 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination on or prior to June 20, 2015.

You should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our Sponsor purchased Founder Shares prior to our initial public offering. Our Sponsor also purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our Sponsor has agreed to waive its redemption rights with respect to its Founder Shares and Public Shares in connection with the consummation of our initial business combination. Additionally, our Sponsor has agreed to waive its redemption rights with respect to its Founder Shares if we fail to consummate our initial business combination within 21 months (or 24 months, as applicable) after the closing of our initial public offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares and Private Placement Warrants will not be transferable, assignable or salable by our Sponsor or our Chairman, respectively, until the earlier of (1) one year after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, in the event the sales price of our shares reaches or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period during such one year period, 50% of the Founder Shares shall be released from the lock-up and, if the sales price of our shares reaches or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period during such one year period, the remaining 50% of the Founder Shares shall be released from the lock-up. With certain limited exceptions, the Private Placement Warrants and the common stock underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial business combination. Since our Sponsor and certain of our officers and directors own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

In the event that we submit our initial business combination to our public stockholders for a vote, our Initial Stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after our initial public offering in favor of our initial business combination, and our officers and directors have also agreed to vote any Public Shares purchased during or after the offering in favor of our initial business combination.

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

The firm of ROTHSTEIN-KASS, P.A. (d/b/a Rothstein Kass & Company, P.C.) (“Rothstein Kass”) acted as our independent registered public accounting firm for our fiscal year ended December 31, 2013. The following table presents fees for professional audit services and other services rendered to the Company by Rothstein Kass for our fiscal year ended December 31, 2013.

(In Thousands)
Audit Fees(1)	$18
Audit-Related Fees(2)	$7
Tax Fees(3)	$—
All Other Fees(4)	$—
Total Fees	$25

(1)	Audit Fees consist of professional services rendered in connection with the audit of our annual financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal year. Fees for fiscal year 2013 also consisted of professional services rendered in connection with our Registration Statement on Form S-1 related to our initial public offering completed in September 2013.

(2)	Audit-Related Fees consist of fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include accounting consultations concerning financial accounting and reporting standards.

(3)	Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance.

(4)	All Other Fees consist of permitted services other than those that meet the criteria described above.

The firm of Rothstein Kass acted as our independent registered public accounting firm from January 1, 2014 until June 30, 2014. On June 30, 2014 KPMG LLP acquired certain assets of Rothstein Kass. As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as the independent registered public accounting firm for the Company. On July 22, 2014, our audit committee approved the engagement of Citrin Cooperman & Company, LLP (“Citrin Cooperman”) as our independent registered public accounting firm to audit our financial statements for our fiscal year ending December 31, 2014.The following table presents fees for professional audit services and other services rendered to the Company by Rothstein Kass and Citrin Cooperman for our fiscal year ended December 31, 2014.

(In Thousands)	Citrin Cooperman	Rothstein Kass
Audit Fees(1)	$15	$—
Audit-Related Fees(2)	$11	$7
Tax Fees(3)	$—	$—
All Other Fees(4)	$2	$—
Total Fees	$28	$7

(1)	Audit Fees consist of professional services rendered in connection with the audit of our annual financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal year.

(2)	Audit-Related Fees consist of fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include accounting consultations concerning financial accounting and reporting standards.

(3)	Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance.

(4)	All Other Fees consist of permitted services other than those that meet the criteria described above.

Pre-Approval Policy

Our audit committee was not formed until September 20, 2013. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

(3)	Exhibits

Exhibit
Number	Description
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on September 11, 2013.)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36068), filed with the Securities and Exchange Commission on September 26, 2013).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).
4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-36068), filed with the Securities and Exchange Commission on September 26, 2013).
10.1	Promissory Note, dated June 28, 2013, issued to GEH Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).
10.2(a)	Letter Agreement among the Registrant, GEH Capital, Inc., Thomas J. Baldwin, Joseph A. De Perio, George E. Hall, Francis A. Ruchalski and Daniel A. Strauss, dated as of September 16, 2013 (incorporated by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K (File No. 001-36068), filed with the Securities and Exchange Commission on September 26, 2013).
10.2(b)	Letter Agreement between the Registrant and Thomas Barber, dated as of September 16, 2013 (incorporated by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K (File No. 333-190721), filed with the Securities and Exchange Commission on September 26, 2013).

10.2(c)	Letter Agreement between the Registrant and Jamal Mashburn, dated as of September 16, 2013 (incorporated by reference to Exhibit 10.1(c) to the Company’s Current Report on Form 8-K (File No. 001-36068), filed with the Securities and Exchange Commission on September 26, 2013).
10.2(d)	Letter Agreement between the Registrant and Tracy B. McKibben, dated as of September 16, 2013 (incorporated by reference to Exhibit 10.1(d) to the Company’s Current Report on Form 8-K (File No. 001-36068), filed with the Securities and Exchange Commission on September 26, 2013).
10.2(e)	Letter Agreement between the Registrant and Andrew Reilly, dated as of September 16, 2013 (incorporated by reference to Exhibit 10.1(e) to the Company’s Current Report on Form 8-K (File No. 001-36068), filed with the Securities and Exchange Commission on September 26, 2013).
10.3	Investment Management Trust Agreement, dated as of September 16, 2013, by and among the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36068), filed with the Securities and Exchange Commission on September 26, 2013).
10.4	Administrative Services Agreement, dated as of June 28, 2013, by and between the Registrant and Clinton Group, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).
10.5	Registration Rights Agreement by and among the Registrant, GEH Capital, Inc. and the individuals party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36068), filed with the Securities and Exchange Commission on September 26, 2013).
10.6	Securities Purchase Agreement, effective as of June 28, 2013, between the Registrant and GEH Capital, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).
10.7	Amended and Restated Sponsor Warrants Purchase Agreement dated August 19, 2013 between the Company and GEH Capital, Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on September 11, 2013).
10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).
10.9	Form of Right of First Refusal and Corporate Opportunities Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on September 3, 2013).
10.10	Securities Assignment Agreement, dated as of August 22, 2013, among GEH Capital, Inc., Thomas J. Baldwin and Joseph A. De Perio (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on September 3, 2013).
14	Form of Code of Ethics (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).
24*	Power of Attorney (included on signature page of this report)
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-1 (File No. 333-190721), filed with the Securities and Exchange Commission on August 20, 2013).
99.2	Governance & Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K (File No. 001-36068), filed with the Securities and Exchange Commission on March 7, 2014).
99.3*	Compensation Committee Charter.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
_____

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2015	ROI ACQUISITION CORP. II

	By:	/s/ Thomas J. Baldwin
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

/s/ Thomas J. Baldwin	Chairman of the Board and Chief Executive Officer (Principal	March 13, 2015
Thomas J. Baldwin	Executive Officer)

/s/ Joseph A. De Perio	Vice Chairman of the Board and President	March 13, 2015
Joseph A. De Perio

/s/ George E. Hall	Chief Investment Officer and Director	March 13, 2015
George E. Hall

/s/ Francis A. Ruchalski	Chief Financial Officer (Principal Financial Officer and Principal	March 13, 2015
Francis A. Ruchalski	Accounting Officer)

/s/ Daniel A. Strauss	Chief Operating Officer and Secretary	March 13, 2015
Daniel A. Strauss

/s/ Tracy B. McKibben	Director	March 13, 2015
Tracy B. McKibben

/s/ Jamal Mashburn	Director	March 13, 2015
Jamal Mashburn

/s/ Thomas Barber	Director	March 13, 2015
Thomas Barber

/s/ Andrew Reilly	Director	March 13, 2015
Andrew Reilly

S-1

ITEM 16.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2014 and December 31, 2013	F-3
Statement of Operations for the year ended December 31, 2014, the period June 28, 2013 (date of inception) to December 31, 2013 and the period June 28, 2013 (date of inception) to December 31, 2014	F-4
Statement of Changes in Stockholders' Equity for the period June 28, 2013 (date of inception) to December 31, 2014	F-5
Statement of Cash Flows for the year ended December 31, 2014, the period June 28, 2013 (date of inception) to December 31, 2013 and the period June 28, 2013 (date of inception) to December 31, 2014	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ROI Acquisition Corp. II

We have audited the accompanying balance sheets of ROI Acquisition Corp. II (a corporation in the development stage) (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2014, for the period from June 28, 2013 (date of inception) through December 31, 2013, and for the period from June 28, 2013 (date of inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROI Acquisition Corp. II (a corporation in the development stage) as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the year ended December 31, 2014, for the period from June 28, 2013 (date of inception) through December 31, 2013, and for the period from June 28, 2013 (date of inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the financial statements, if the Company does not complete an initial business combination by June 20, 2015, or September 20, 2015 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination on or prior to June 20, 2015, the Company will cease all operations except for the purpose of winding up. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/CITRIN COOPERMAN & COMPANY, LLP

New York, New York

March 13, 2015

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$352,218	$961,544

Noncurrent assets:
Investments and cash held in Trust Account	125,073,277	125,015,160
Total assets	$125,425,495	$125,976,704
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$152,227	$64,157
Franchise tax accrual	158,862	51,000
Accrued offering costs	-	17,500
Total current liabilities	311,089	132,657
Deferred underwriter fee	4,375,000	4,375,000
Total liabilities	4,686,089	4,507,657
Commitments and Contingencies (Note 5)
Common stock subject to possible redemption; 11,573,940 and 11,646,904 shares at $10.00 as of December 31, 2014 and 2013, respectively	115,739,399	116,469,040

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, authorized 400,000,000 shares; 4,051,060 and 3,978,096 shares issued and outstanding at December 31, 2014 and 2013, respectively (excluding 11,573,940 and 11,646,904 shares subject to possible redemption at December 31, 2014 and 2013, respectively)	404	397
Additional paid-in capital	5,921,069	5,191,435
Deficit accumulated during the development stage	(921,466)	(191,825)
Total stockholders’ equity	5,000,007	5,000,007
Total liabilities and stockholders’ equity	$125,425,495	$125,976,704

The accompanying notes are an integral part of these financial statements.

ROI ACQUISITION CORP. II
(A Corporation in the Development Stage)

Statements of Operations

	Year Ended December 31, 2014	For the period from June 28, 2013 (date of inception) to December 31, 2013	For the period from June 28, 2013 (date of inception) to December 31, 2014

Revenue	$-	$-	$-
Formation and operating costs	607,859	158,641	766,500
State franchise taxes, other than income tax	181,894	51,000	232,894
Loss from operations	789,753	209,641	999,394
Other income - Interest income	60,112	17,816	77,928
Net loss attributable to common shares outstanding	$(729,641)	$(191,825)	$(921,466)
Weighted average number of common shares outstanding, basic and diluted (excluding shares subject to possible redemption)	4,007,333	3,861,964	3,958,140
Net loss per common share outstanding, basic and diluted	$(0.18)	$(0.05)	$(0.23)

The accompanying notes are an integral part of these financial statements.

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

Statement of Changes in Stockholders’ Equity

For the period from June 28, 2013 (date of inception) to December 31, 2014

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale of common stock to Sponsor on June 28, 2013 at $0.007 per unit	3,593,750	$359	$24,641	$-	$25,000
Sale of common stock through public offering on September 20, 2013 at $10.00 per unit	12,500,000	1,250	124,998,750		125,000,000
Underwriters’ fees and offering expenses			(7,364,128)		(7,364,128)
Proceeds from private placement of 8,000,000 warrants			4,000,000		4,000,000
Forfeiture of common stock by Sponsor on September 20, 2013	(468,750)	(47)	47		-
Proceeds subject to possible redemption of 11,646,904 shares at December 31, 2013	(11,646,904)	(1,165)	(116,467,875)		(116,469,040)
Net loss for the period ended December 31, 2013				(191,825)	(191,825)
Balances, at December 31, 2013	3,978,096	397	5,191,435	(191,825)	5,000,007
Change in proceeds subject to possible redemption	72,964	7	729,634		729,641
Net loss for the year ended December 31, 2014				(729,641)	(729,641)
Balances, at December 31, 2014	4,051,060	$404	$5,921,069	$(921,466)	$5,000,007

The accompanying notes are an integral part of these financial statements.

ROI ACQUISITION CORP. II

(A Corporation in the Development Stage)

Statement of Cash Flows

	Year Ended December 31, 2014	For the Period June 28, 2013 through December 31, 2013	For the Period June 28, 2013 through December 31, 2014

Cash flows from operating activities
Net loss	$(729,641)	$(191,825)	$(921,466)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	88,070	64,157	152,227
Franchise tax accrual	107,862	51,000	158,862
Net cash used in operating activities	(533,709)	(76,668)	(610,377)

Cash flows from investing activities
Proceeds deposited into Trust Account	-	(125,000,000)	(125,000,000)
Interest on Trust Account	(58,117)	(15,160)	(73,277)
Net cash used in investing activities	(58,117)	(125,015,160)	(125,073,277)

Cash flows from financing activities
Proceeds from sale of common stock through public offering	-	125,000,000	125,000,000
Proceeds from sale of common stock to Sponsor	-	25,000	25,000
Proceeds from unsecured promissory note payable to Sponsor	-	100,000	100,000
Proceeds from Sponsor to purchase warrants	-	4,000,000	4,000,000
Repayment of unsecured promissory note payable to Sponsor	-	(100,000)	(100,000)
Payment of offering costs	(17,500)	(2,971,628)	(2,989,128)
Net cash provided by (used in) financing activities	(17,500)	126,053,372	126,035,872

Net increase (decrease) in cash and cash equivalents	(609,326)	961,544	352,218
Cash and cash equivalents, beginning of period	961,544	-	-
Cash and cash equivalents, end of period	$352,218	$961,544	$352,218

Supplemental schedule of non-cash financing activities:
Accrued offering costs	$-	$17,500	$-
Deferred underwriter fee payable	$-	$4,375,000	$4,375,000

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on September 16, 2013. The Company consummated the Public Offering on September 20, 2103, and simultaneously with the closing of the Public Offering, the Sponsor purchased $4,000,000 of warrants in a private placement (as described in Note 3).

On September 20, 2013, approximately $125,000,000 from the Public Offering and private placement was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) (discussed below).

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in trust will be released until the earlier of: (i) the completion of an Initial Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering if the Company is unable to complete Initial Business Combination by June 20, 2015, which is the date that is 21 months after the closing of the Public Offering, or September 20, 2015, if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 21 months from the closing of the Public Offering but has not completed the Initial Business Combination within such 21-month period.

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

Tender Offer/Stockholder Approval — The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of an Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against an Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable), or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable). The decision as to whether the Company will seek stockholder approval of an Initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of an Initial Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

Regardless of whether the Company holds a stockholder vote or a tender offer in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable). As a result, such shares of common stock are recorded at conversion/tender value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

Going Concern Consideration

If the Company does not complete an Initial Business Combination by June 20, 2015, or September 20, 2015 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination on or prior to June 20, 2015, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $50,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about the Company’s ability to continue as a going concern.

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

Development Stage Company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities” (“ASC 915”). At December 31, 2014, the Company had not generated revenue to date. All activity through the date the financial statements were issued relates to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. Following the Public Offering, the Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the assets held in the Trust Account after the Public Offering.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital in accordance with ASC 480-10-S99. Accordingly, at December 31, 2014 and at December 31, 2013, 11,573,940 and 11,646,904, respectively, Public Shares are classified outside of permanent equity at its redemption value.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor (see Note 4), as calculated using the treasury stock method. At December 31, 2014 and December 31, 2013, the Company had outstanding warrants to purchase 10,250,000 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive income (loss) per share of common stock is equal to basic income (loss) per share of common share.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of December 31, 2014 or December 31, 2013. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2014 or December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or a material deviation from its position. Since inception, the Company has not been subject to income tax examinations by major taxing authorities.

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at the closing of the Public Offering on September 20, 2013, offering costs totaling approximately $7,364,000 (including $6,875,000 in underwriters fees), were charged to stockholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) approximates the carrying amounts represented in the accompanying balance sheets.

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

Under the terms of a warrant agreement relating to the Public Warrants (the “Warrant Agreement”), the Company has agreed to use its best efforts to file a new registration statement under the Securities Act for the shares of common stock issuable upon exercise of the Public Warrants as soon as practicable, but in no event later than fifteen (15) business days after the closing of an Initial Business Combination. If the Company is unable to complete an Initial Business Combination, the Public Warrants will expire worthless.

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

Accounting— Because the Company is not required to net cash settle the Public Warrants, the Public Warrants will be recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815, “Derivatives and Hedging” (“ASC 815”).

Underwriting Agreement

The Company paid an upfront underwriting discount of $0.20 per unit ($2,500,000 in the aggregate) to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) equal to the difference between (a) the product of the number of shares of common stock sold as part of the units and $0.55 and (b) the upfront underwriting discounts paid at the closing of $2,500,000, or a total Deferred Discount of $4,375,000 ($0.35 per unit sold). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

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

5. Other Related Party Transactions

Administrative Services

The Company has entered into an Administrative Services Agreement with the Clinton Group, Inc., pursuant to which the Company will pay the Clinton Group, Inc. a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2014, the Company owed $20,000 to the Clinton Group, Inc., which is included in “Accounts payable and accrued expenses” on the accompanying balance sheets.

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

6. Investments and cash held in Trust

As of December 31, 2014 and December 31, 2013, investment securities in the Company’s Trust Account consist of $125,071,039 and $125,015,116, respectively, in United States Treasury Bills and $2,238 and $44, respectively, of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at December 31, 2014 and December 31, 2013 are as follows:

December 31, 2014

		Gross
		Unrealized
	Carrying	Holding
	Amount	Gain	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$125,071,039	$5,205	$125,076,244

December 31, 2013

		Gross
		Unrealized
	Carrying	Holding
	Amount	Loss	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$125,015,116	$4,950	$125,010,166

7. Fair Value Measurements

The Company has adopted ASC 820, “Fair Value Measurement” (“ASC 820”) for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

December 31, 2014

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	$125,076,244	$125,076,244	$-	$-

December 31, 2013

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	$125,010,166	$125,010,166	$-	$-

United States Treasury Securities: The Company used Level 1 inputs to value the U.S. Treasury securities in the Trust Account for disclosure purposes.

8. Income Taxes

Components of the Company’s deferred tax assets at December 31, 2014 and December 31, 2013 are as follows:

December 31, 2014

Net operating loss carryforwards	$81,513
Amortizable start-up costs	241,000
322,513
Valuation allowance	(322,513)
$-

December 31, 2013

Net operating loss carryforwards	$17,850
Amortizable start-up costs	49,289
67,139
Valuation allowance	(67,139)
$-

At December 31, 2014, the Company had approximately $323,000 of deferred tax assets, of which approximately $82,000 is related to net loss carry forwards, which will begin expiring in 2033, and $241,000 related to start-up costs. ASC 740 requires a “more likely than not” criterion be applied when evaluating the realization of a deferred tax asset. Management does not expect that it is more likely than not that the Company will generate sufficient taxable income in future years to utilize the deferred tax assets. As such, a full valuation allowance of approximately $323,000 has been recorded against the net deferred tax asset. The deferred tax asset results from applying an effective combined federal and state tax rate of 35% to start-up costs of approximately $689,000 and net operating losses of approximately $233,000. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses and the establishment of the valuation allowance.

The Company files income tax returns in the U.S. in federal and applicable state jurisdictions. The Company’s initial period of operations from June 23, 2013 (inception) through December 31, 2014 and filing of tax returns remains subject to examination by taxing authorities.

9. Stockholder’s Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2014 and December 31, 2013, there were 15,625,000 shares of common stock outstanding, including 11,573,940 and 11,646,904, respectively, shares subject to possible redemption.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2014, no preferred shares have been issued.

10. Quarterly Financial Results (unaudited)

The following is a summary of the unaudited quarterly results of operations:

Year ended December 31, 2014

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Gross Profit	-	-	-	-
Net loss attributable to common shares outstanding	(244,295)	(142,031)	(140,925)	(202,390)
Net loss per common share, basic and diluted	$(0.06)	$(0.04)	$(0.04)	$(0.04)

Period from June 28 (date of inception) to December 31, 2013

	For the period from June 28, 2013 (date of inception) to June 30, 2013	September 30, 2013	December 31, 2013
		(Unaudited)	(Unaudited)

Revenue	$-	$-	$-
Gross Profit	-	-	-
Net loss attributable to common shares outstanding	(2,000)	(38,888)	(150,937)
Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.04)

11. Subsequent Events

On March 6, 2015, the Initial Stockholders assigned 781,248 Founder Shares in a private transaction in consideration of payment of $5,435, or $0.007 per share. Of such shares, 195,312 shares are subject to the forfeiture provisions detailed in the Related Party Transactions (as described in Note 4). Under certain conditions, these shares may be purchased back by the Initial Stockholders.

