Form 10-Q
period 2015-03-31
ROI Acquisition Corp. II
filed 2015-05-11
CIK 1581607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐		Accelerated filer	☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 8, 2015, the registrant had 15,625,000 shares of its common stock, par value $0.0001 per share, outstanding.

ROI ACQUISITION CORP. II

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROI ACQUISITION CORP. II

Condensed Interim Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$256,756	$352,218
Noncurrent assets:
Investments and cash held in Trust Account	125,086,099	125,073,277
Total assets	$125,342,855	$125,425,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$273,485	$152,227
Franchise tax accrual	203,863	158,862
Total current liabilities	477,348	311,089
Deferred underwriter fee	4,375,000	4,375,000
Total liabilities	4,852,348	4,686,089
Commitments and Contingencies
Common stock subject to possible redemption; 11,549,050 and 11,573,940 shares at $10.00 as of March 31, 2015 and December 31, 2014, respectively	115,490,500	115,739,399
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.0001 par value, authorized 400,000,000 shares; 4,075,950 and 4,051,060 shares issued and outstanding (excluding 11,549,050 and 11,573,940 shares subject to possible redemption) at March 31, 2015 and December 31, 2014, respectively	408	404
Additional paid-in capital	6,329,964	5,921,069
Accumulated deficit	(1,330,365)	(921,466)
Total stockholders’ equity	5,000,007	5,000,007
Total liabilities and stockholders’ equity	$125,342,855	$125,425,495

The accompanying notes are an integral part of these condensed interim financial statements.

ROI ACQUISITION CORP. II

Condensed Interim Statements of Operations

(unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Revenue	$-	$-
Formation and operating costs	376,720	212,600
State franchise taxes, other than income tax	45,000	46,894
Loss from operations	(421,720)	(259,494)
Other income - Interest income	12,821	15,199
Net loss attributed to common shares outstanding	$(408,899)	$(244,295)

Weighted average number of common shares outstanding, basic and diluted (excluding shares subject to possible redemption)	4,051,331	3,978,367
Net loss per common share outstanding, basic and diluted	$(0.10)	(0.06)

The accompanying notes are an integral part of these condensed interim financial statements.

ROI ACQUISITION CORP. II

Condensed Interim Statements of Cash Flows

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flows from operating activities
Net loss	$(408,899)	$(244,295)
Adjustment to reconcile net loss to net cash used in operating activities: Share-based payment to employee by Initial Stockholders	160,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	121,258	88,835
Franchise tax accrual	45,001	(6,000)
Net cash used in operating activities	(82,640)	(161,460)

Cash flows from investing activities
Interest on Trust Account	(12,822)	(13,475)
Net cash used in investing activities	(12,822)	(13,475)

Cash flows from financing activities
Payment of offering costs	-	(17,500)
Net cash used in financing activities	-	(17,500)

Net decrease in cash and cash equivalents	(95,462)	(192,435)
Cash and cash equivalents, beginning of period	352,218	961,544
Cash and cash equivalents, end of period	$256,756	$769,109

The accompanying notes are an integral part of these condensed interim financial statements.

ROI ACQUISITION CORP. II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Information

The accompanying unaudited condensed interim financial statements of ROI Acquisition Corp. II (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 16, 2015. The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2015, and the results of operations for the three-month periods ended March 31, 2015 and March 31, 2014. Since they are interim statements, the accompanying condensed interim financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the condensed interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Business Purpose

The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets that the Company has not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date. The Company's activities are subject to significant risks and uncertainties that are described below.

The Company’s management has broad discretion with respect to the Business Combination. However, there is no assurance that the Company will be able to successfully effect a Business Combination.

Financing

On September 20, 2013, the Company consummated an initial public offering (the “Public Offering”) and a concurrent private placement. Approximately $125,000,000 of the proceeds of the Public Offering and the private placement was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). The Company intends to finance a Business Combination in part with proceeds from the Public Offering and private placement that are held in the Trust Account. See Notes 4 and 5 below.

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

Regardless of whether the Company holds a stockholder vote or a tender offer in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable). As a result, such shares of common stock are recorded at conversion/tender value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 480, “Distinguishing Liabilities from Equity.”

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed interim financial statements of the Company are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the SEC.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with FASB ASC 480-10-S99. Accordingly, at March 31, 2015 and December 31, 2014, 11,549,050 and 11,573,940, respectively, Public Shares (as defined below) are classified outside of permanent equity at its redemption value.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor (see Note 5), as calculated using the treasury stock method. At March 31, 2015 and December 31, 2014, the Company had outstanding warrants to purchase 10,250,000 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive income (loss) per share of common stock is equal to basic income (loss) per share of common stock.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

There were no unrecognized tax benefits as of March 31, 2015 and December 31, 2014. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2015 and December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or a material deviation from its position. Since inception, the Company has been subject to income tax examinations by major taxing authorities.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed interim balance sheets.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s balance sheet has not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company adopted ASU 2014-10 effective January 1, 2015. Adoption of this standard had no impact on the Company's financial position, results of operations or cash flows; however, the presentation of the accompanying condensed interim financial statements does not present the disclosures that are no longer required.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed interim financial statements.

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

Registration Risk— Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Public Warrants and the Private Placement Warrants (as defined below) (the Public Warrants and Private Placement Warrants, collectively, the “Warrants”) and maintain a current prospectus relating to the common stock issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, the Company will be required to permit holders to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if the Company’s common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws. In no event will the Company be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that the Company is unable to register or qualify the shares underlying the Warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Public Warrants as part of a purchase of Public Units will have paid the full Public Unit purchase price solely for the shares of common stock included in the Public Units. If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

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

Registration Rights

The holders of the Founder Shares and Private Placement Warrants hold registration rights to require the Company to register the sale of any of the securities held by them pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, these stockholders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the costs and expenses of filing any such registration statements.

Note 6. Other Related Party Transactions

Administrative Services

The Company has entered into an Administrative Services Agreement with the Clinton Group, Inc., pursuant to which the Company will pay the Clinton Group, Inc. a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three-month period ended March 31, 2015 and 2014, $30,000 was expensed under this agreement. At March 31, 2015, $20,000 is included in "Accounts payable and accrued expenses" in the accompanying condensed interim balance sheets.

Founder Share Transfer

On March 6, 2015, the Initial Stockholders assigned 781,248 Founder Shares in a private transaction for $5,435, or $0.007 per share. The shares were assigned to an employee of the Company for services to the Company in connection with such employee identifying international companies as potential counterparties for the Company's business combination. Certain shares (195,312) are subject to the forfeiture provisions detailed above under “Related Party Transactions” (Note 5). Under certain conditions, these shares may be purchased back by the Initial Stockholders under terms agreed among the Initial Stockholders and the employee. The Company complies with the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). Accordingly, the fair value of the shares transferred of $160,000 were recorded as an expense of the Company with a corresponding entry to contributed capital for the contribution by the Initial Stockholders to additional paid in capital.

Note 7. Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2015. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized for the three month period ended March 31, 2015 and 2014. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Note 8. Investments and Cash and Cash Equivalents Held in Trust

As of March 31, 2015 and December 31, 2014, the Company’s Trust Account consists of $125,083,860 and $125,071,039, respectively, in United States Treasury Bills and $2,239 and $2,238, respectively, of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed interim balance sheets and adjusted for the amortization or accretion of premiums or discounts. As of March 31, 2015, the Company’s Trust Account did not hold any held to maturity securities. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at March 31, 2015 and December 31, 2014 are as follows:

	Carrying Amount at March 31, 2015	Gross Unrealized Holding Gain	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$125,083,860	$1,140	$125,085,000

	Carrying Amount at December 31, 2014	Gross Unrealized Holding Gain	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$125,071,039	$5,205	$125,076,244

Note 9. Fair Value Measurements

The Company has adopted FASB ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of FASB ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	March 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	$125,085,000	$125,085,000	$—	$—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	$125,076,244	$125,076,244	$—	$—

United States Treasury Securities: The Company used Level 1 inputs to value the U.S. Treasury securities in the Trust Account for disclosure purposes.

Note 10. Stockholders’ Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2015, there were 15,625,000 shares of common stock outstanding, including 11,549,050 shares subject to possible redemption. At December 31, 2014, there were 15,625,000 shares of common stock outstanding, including 11,573,940 shares subject to possible redemption.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2015 and December 31, 2014, no preferred shares have been issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to ROI Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GEH Capital, Inc., a Delaware corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed interim financial statements and the notes thereto contained elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 16, 2015 and in the section entitled “Forward-Looking Statements” below.

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 16, 2015. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Results of Operations

Through March 31, 2015, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account.

For the three month periods ended March 31, 2015 and March 31, 2014, we had a net loss of $408,899 and $244,295, respectively, which consists of operating, transaction and due diligence costs, offset by interest income of $12,821 and $15,199, respectively, on the Trust Account.

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

Liquidity and Capital Resources

As of March 31, 2015, we had cash outside the Trust Account of $256,756. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock (“Founder Shares”) by the Sponsor, and a total of $100,000 loaned by the Sponsor to the Company under an unsecured promissory note (the “Note”). This Note was repaid in full on September 23, 2013.

On September 20, 2013, we consummated our Public Offering of 12,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our Public Offering, we consummated the private sale of an aggregate of 8,000,000 Private Placement Warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share), to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of $4,000,000. We received net proceeds from our Public Offering and the sale of the Private Placement Warrants of approximately $126,000,000, net of the non-deferred portion of the underwriting commissions of $2,500,000 and offering costs and other expenses of approximately $500,000. For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 4 of the unaudited condensed interim financial statements included in Part I, Item 1 of this Report.

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

Recent accounting pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s balance sheet has not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company adopted ASU 2014-10 effective January 1, 2015. Adoption of this standard had no impact on the Company's financial position, results of operations or cash flows; however the presentation of the accompanying condensed interim financial statements does not present the disclosures that are no longer required.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a blank check company incorporated on June 28, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Through March 31, 2015, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. As of March 31, 2015, the Company did not hold any securities subject to market risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon their evaluation, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 16, 2015. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2015, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Date: May 11, 2015

/s/ Thomas J. Baldwin
Name: Thomas J. Baldwin
Title: Chairman of the Board and Chief Executive Officer
(principal executive officer)

/s/ Francis A. Ruchalski
Name: Francis A. Ruchalski
Title: Chief Financial Officer (principal financial officer)

