Form 10-Q
period 2015-06-30
ROI Acquisition Corp. II
filed 2015-08-07
CIK 1581607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 6, 2015, the registrant had 15,625,000 shares of its common stock, par value $0.0001 per share, outstanding.

ROI ACQUISITION CORP. II

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROI ACQUISITION CORP. II

Condensed Interim Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$179,472	$352,218
Noncurrent assets:
Investments and cash held in Trust Account	125,090,083	125,073,277
Total assets	$125,269,555	$125,425,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$674,448	$152,227
Franchise tax accrual	248,862	158,862
Total current liabilities	923,310	311,089
Deferred underwriter fee	4,375,000	4,375,000
Total liabilities	5,298,310	4,686,089
Commitments and Contingencies
Common stock subject to possible redemption; 11,497,124 and 11,573,940 shares at $10.00 as of June 30, 2015 and December 31, 2014, respectively	114,971,240	115,739,399
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.0001 par value, authorized 400,000,000 shares; 4,127,876 and 4,051,060 shares issued and outstanding (excluding 11,497,124 and 11,573,940 shares subject to possible redemption) at June 30, 2015 and December 31, 2014, respectively	413	404
Additional paid-in capital	6,849,219	5,921,069
Accumulated deficit	(1,849,627)	(921,466)
Total stockholders’ equity	5,000,005	5,000,007
Total liabilities and stockholders’ equity	$125,269,555	$125,425,495

The accompanying notes are an integral part of these condensed interim financial statements.

ROI ACQUISITION CORP. II

Condensed Interim Statements of Operations

(unaudited)

	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014

Revenue	$-	$-	$-	$-
Formation and operating costs	478,246	114,689	854,966	327,289
State franchise taxes, other than income tax	45,000	45,000	90,000	91,894

Loss from operations	(523,246)	(159,689)	(944,966)	(419,183)
Other income - Interest income	3,984	17,658	16,805	32,857
Net loss attributed to common shares outstanding	$(519,262)	$(142,031)	$(928,161)	$(386,326)

Weighted average number of common shares outstanding, basic and diluted (excluding shares subject to possible redemption)	4,076,508	4,002,679	4,063,922	3,990,523
Net loss per common share outstanding, basic and diluted	$(0.13)	$(0.04)	$(0.23)	$(0.10)

The accompanying notes are an integral part of these condensed interim financial statements.

ROI ACQUISITION CORP. II

Condensed Interim Statements of Cash Flows

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flows from operating activities
Net loss	$(928,161)	$(386,326)
Adjustment to reconcile net loss to net cash used in operating activities: Share-based payment to employee by Initial Stockholders	160,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	522,221	50,022
Franchise tax accrual	90,000	17,862
Net cash used in operating activities	(155,940)	(318,442)

Cash flows from investing activities
Interest on Trust Account	(16,806)	(30,862)
Net cash used in investing activities	(16,806)	(30,862)

Cash flows from financing activities
Payment of offering costs	-	(17,500)
Net cash used in financing activities	-	(17,500)

Net decrease in cash and cash equivalents	(172,746)	(366,804)
Cash and cash equivalents, beginning of period	352,218	961,544
Cash and cash equivalents, end of period	$179,472	$594,740

The accompanying notes are an integral part of these condensed interim financial statements.

ROI ACQUISITION CORP. II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Information

The accompanying unaudited condensed interim financial statements of ROI Acquisition Corp. II (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 16, 2015. The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2015, and the results of operations for the three- and six-month periods ended June 30, 2015 and June 30, 2014. Since they are interim statements, the accompanying condensed interim financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for the fair presentation of the financial position, results of operations and cash flows for the condensed interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

As more fully described in Note 11 – “Subsequent Events,” on July 23, 2015, the Company entered into an Agreement and Plan of Merger (as may be amended, the “Merger Agreement”), by and among the Company, Ascend Telecom Infrastructure Private Limited, a private limited company organized under the laws of India (“Ascend India”), Ascend Telecom Holdings Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Ascend Holdings”), and NSR-PE Mauritius LLC, a Mauritius private company limited by shares (“NSR”). Pursuant to the Merger Agreement, the Company will merge with and into a Delaware limited liability company to be formed by Ascend Holdings, with each outstanding share of common stock of the Company, par value $0.0001 per share, being converted into the right to receive one newly issued ordinary share of Ascend Holdings, par value $1.00 per share. In connection therewith, NSR QSR PE Mauritius LLC, a subsidiary of Ascend Holdings, will purchase from Infrastructure Leasing & Financial Services Limited, N.K. Tele Systems Limited and N.K. Telecom Products Limited (collectively, the “IL&FS Parties”) 100% of the ordinary shares of Ascend India owned by the IL&FS Parties for an aggregate purchase price of INR 2,700,000,000, resulting in Ascend India becoming an indirect wholly-owned subsidiary of Ascend Holdings. The transactions contemplated by the Merger Agreement are referred to herein as the “Proposed Business Combination.”

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering if the Company is unable to complete a Business Combination by September 20, 2015.

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

As more fully described in Note 11 – “Subsequent Events,” on July 23, 2015, the Company entered into the Merger Agreement by and among the Company, Ascend India, Ascend Holdings and NSR. Pursuant to the Merger Agreement, the Company will merge with and into a Delaware limited liability company to be formed by Ascend Holdings, with each outstanding share of common stock of the Company, par value $0.0001 per share, being converted into the right to receive one newly issued ordinary share of Ascend Holdings, par value $1.00 per share. In connection therewith, NSR QSR PE Mauritius LLC, a subsidiary of Ascend Holdings, will purchase from the IL&FS Parties 100% of the ordinary shares of Ascend India owned by the IL&FS Parties for an aggregate purchase price of INR 2,700,000,000, resulting in Ascend India becoming an indirect wholly-owned subsidiary of Ascend Holdings.

Going Concern Consideration

If the Company does not complete a Business Combination by September 20, 2015, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $50,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about the Company’s ability to continue as a going concern.

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be approximately equal to the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units sold in the Public Offering discussed in Note 4).

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with FASB ASC 480-10-S99. Accordingly, at June 30, 2015 and December 31, 2014, 11,497,124 and 11,573,940, respectively, Public Shares (as defined below) are classified outside of permanent equity at its redemption value.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor (see Note 5), as calculated using the treasury stock method. At June 30, 2015 and December 31, 2014, the Company had outstanding warrants to purchase 10,250,000 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive income (loss) per share of common stock is equal to basic income (loss) per share of common stock.

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

There were no unrecognized tax benefits as of June 30, 2015 and December 31, 2014. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2015 and December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or a material deviation from its position. Since inception, the Company has been subject to income tax examinations by major taxing authorities.

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

Public Warrant Terms and Conditions

Exercise Conditions— Each Public Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75 per half share ($11.50 per whole share). No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Public Warrant will become exercisable 30 days after the completion of the Company’s Business Combination. However, if the Company does not complete a Business Combination on or prior to the expiration of the 24-month period allotted to complete the Business Combination, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Public Warrants during the exercise period, there will be no net cash settlement of the Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement.

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

In addition, a portion of the Founder Shares in an amount equal to 25% of the Founder Shares, or 5% of the Company’s issued and outstanding shares after the Public Offering (the “Founder Earnout Shares”), will be subject to forfeiture by the Sponsor (or its permitted transferees) on the fifth anniversary of the Business Combination unless following the Business Combination the last sale price of the Company’s common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). The number of Founder Earnout Shares is 781,250 at June 30, 2015.

Rights — The Founder Shares are identical to the Public Shares except that (i) the Founder Shares are subject to certain transfer restrictions, as described above, and (ii) the Initial Stockholders have agreed to waive their redemption rights in connection with the Business Combination with respect to the Founder Shares and any Public Shares they may purchase, and to waive their redemption rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 24 months from the closing of the Public Offering.

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

Note 6. Other Related Party Transactions

Administrative Services

The Company has entered into an Administrative Services Agreement with the Clinton Group, Inc., pursuant to which the Company will pay the Clinton Group, Inc. a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six-month periods ended June 30, 2015 and June 30, 2014, $30,000 and $60,000 was expensed under this agreement for the respective periods. At June 30, 2015, $50,000 is included in "Accounts payable and accrued expenses" in the accompanying condensed interim balance sheets.

Founder Share Transfer

On March 6, 2015, the Initial Stockholders assigned 781,248 Founder Shares in a private transaction for $5,435, or $0.007 per share. The shares were assigned to an employee of the Company for services to the Company in connection with such employee identifying international companies as potential counterparties for the Business Combination. Certain shares (195,312) are subject to the forfeiture provisions detailed above under “Related Party Transactions” (Note 5). Under certain conditions, these shares may be purchased back by the Initial Stockholders under terms agreed among the Initial Stockholders and the employee. The Company complies with the requirements of the ASC 225-10-S99, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). Accordingly, the fair value of the shares transferred of $160,000 was recorded as an expense of the Company with a corresponding entry to contributed capital for the contribution by the Initial Stockholders to additional paid in capital.

Note 7. Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2015. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized for the three and six-month periods ended June 30, 2015 and June 30, 2014. The Company has been subject to income tax examinations by major taxing authorities since inception. At June 30, 2015 and December 31, 2014, the Company had approximately $647,000 and $323,000 of deferred tax assets, respectively, of which approximately $113,000 and $82,000, respectively, is related to net loss carry forwards, which will begin expiring in 2033, and $534,000 and $241,000, respectively, related to start-up costs. ASC 740 requires a “more likely than not” criterion be applied when evaluating the realization of a deferred tax asset. Management does not expect that it is more likely than not that the Company will generate sufficient taxable income in future years to utilize the deferred tax assets. As such, a full valuation allowance of approximately $647,000 and $323,000 at June 30, 2015 and December 31, 2014, respectively, has been recorded against the net deferred tax asset. The deferred tax asset at June 30, 2015 results from applying an effective combined federal and state tax rate of 35% to start-up costs of approximately $1,527,000 and net operating losses of approximately $323,000. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses and the establishment of the valuation allowance.

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

Note 8. Investments and Cash and Cash Equivalents Held in Trust

As of June 30, 2015, the Company’s Trust Account consists of $125,090,083 of cash equivalents invested in a money market fund. As of December 31, 2014, the Company’s Trust Account consists of $125,071,039 in United States Treasury Bills and $2,238 of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed interim balance sheets and adjusted for the amortization or accretion of premiums or discounts. As of June 30, 2015, the Company’s Trust Account did not hold any held to maturity securities. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at December 31, 2014 is as follows:

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	June 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Cash equivalents held in Trust Account	$125,090,083	$125,090,083	$—	$—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	$125,076,244	$125,076,244	$—	$—

United States Treasury Securities: The Company used Level 1 inputs to value the U.S. Treasury securities in the Trust Account for disclosure purposes.

Note 10. Stockholders’ Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2015, there were 15,625,000 shares of common stock outstanding, including 11,497,124 shares subject to possible redemption. At December 31, 2014, there were 15,625,000 shares of common stock outstanding, including 11,573,940 shares subject to possible redemption.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2015 and December 31, 2014, no preferred shares have been issued.

Note 11. Subsequent Events

On July 23, 2015, the Company entered into the Merger Agreement by and among the Company, Ascend India, Ascend Holdings and NSR. Pursuant to the Merger Agreement, the Company will merge with and into a Delaware limited liability company to be formed by Ascend Holdings, with each outstanding share of common stock of the Company, par value $0.0001 per share, being converted into the right to receive one newly issued ordinary share of Ascend Holdings, par value $1.00 per share. In connection therewith, NSR QSR PE Mauritius LLC, a subsidiary of Ascend Holdings, will purchase from the IL&FS Parties 100% of the ordinary shares of Ascend India owned by the IL&FS Parties for an aggregate purchase price of INR 2,700,000,000, resulting in Ascend India becoming an indirect wholly owned subsidiary of Ascend Holdings.

The ordinary shares to be issued by Ascend Holdings to the Company’s stockholders are expected to constitute between 40.4% and 45.3% of the issued share capital of Ascend Holdings, depending on the number of Public Shares redeemed by the Company’s stockholders in connection with the stockholder vote to approve the Proposed Business Combination and excluding the earnout shares (described below). Ascend Holdings intends to apply to have its ordinary shares listed on The NASDAQ Stock Market LLC (“NASDAQ”) upon the closing of the Proposed Business Combination under the symbol “ASCE.”

In connection with the Proposed Business Combination, the Company will seek the approval of the holders of the Public Warrants to amend the Warrant Agreement so that, upon the consummation of the Proposed Business Combination, each of the Company’s outstanding Public Warrants will be exchanged for cash in the amount of $0.50.

The Merger Agreement provides that, upon the closing of the Proposed Business Combination, Ascend Holdings will issue 2,000,000 ordinary shares to NSR that will be subject to forfeiture. Specifically, (i) 2,000,000 shares will be required to be forfeited if the last sales price of the Ascend Holdings ordinary shares on NASDAQ does not equal or exceed $11.50 per share (with adjustments for splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within nine months after the closing of the Proposed Business Combination, and (ii) 1,000,000 shares will be required to be forfeited in the event the last sales price of the Ascend Holdings ordinary shares on NASDAQ does not equal or exceed $13.00 per share (with adjustments for splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within nine months after the closing of the Proposed Business Combination.

Ascend Holdings will also issue 307,652 ordinary shares to the Sponsor, or its designee, upon the closing of the Proposed Business Combination. Such shares will be subject to forfeiture in the event that the last sales price of the Ascend Holdings ordinary shares on NASDAQ does not equal or exceed $13.00 per share (with adjustments for splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within five years after the closing of the Proposed Business Combination.

The Merger Agreement provides that the number of Ascend Holdings ordinary shares owned by NSR will be subject to adjustment after the closing of the Proposed Business Combination. Following the closing of the Proposed Business Combination, subject to the dispute resolution procedures described in the Merger Agreement, the parties will calculate the difference between (a) $127,200,000, and (b) the amount of cash on hand and indebtedness of Ascend India as of 11:59 p.m. on the closing date (the “Net Adjustment Amount”). If the Net Adjustment Amount is a positive number, then Ascend Holdings will deliver to NSR such number of ordinary shares equal to the Net Adjustment Amount divided by 10 and rounded down to the nearest whole number, and if the Net Adjustment Amount is negative, then NSR and the Company’s agent will instruct Continental Stock Transfer & Trust Company to hold the number of Ascend Holdings ordinary shares equal to the absolute value of the Net Adjustment Amount, divided by ten and rounded down to the nearest whole number, until the 12-month anniversary date of the closing date of the Proposed Business Combination, after which such shares will be released to, and cancelled and extinguished by, Ascend Holdings.

Under the Merger Agreement, the closing of the Proposed Business Combination is subject to a number of conditions, including that (i) the Company’s stockholders approve the Proposed Business Combination, (ii) the amount payable to the Company’s public stockholders who have properly elected to exercise their redemption rights with respect to their Public Shares does not exceed $22,580,000, provided that the Company has a right to privately place up to 1,000,000 shares of common stock for not less than $10.00 per share for purposes of satisfying this condition, (iii) each of the Company’s outstanding warrants are exchanged in accordance with the terms of the Merger Agreement, and (iv) the Company holds not less than INR 5,585,461,616 (subject to a downward adjustment in the event of certain fluctuations in the U.S. Dollar/Indian Rupee exchange rate) following the payment to the Company’s public stockholders who exercise their redemption rights, the Company’s warrantholders in connection with the amendment to the Warrant Agreement (if approved) and of certain transaction expenses. If these conditions are not satisfied, then Ascend Holdings will not be required to consummate the Proposed Business Combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to ROI Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GEH Capital, Inc., a Delaware corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed interim financial statements and the notes thereto contained elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015, and in the section entitled “Forward-Looking Statements” below.

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

Overview

We are a blank check company incorporated on June 28, 2013, as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

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

Proposed Business Combination

On July 23, 2015, the Company entered into an Agreement and Plan of Merger (as may be amended, the “Merger Agreement”), by and among the Company, Ascend Telecom Infrastructure Private Limited, a private limited company organized under the laws of India (“Ascend India”), Ascend Telecom Holdings Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Ascend Holdings”), and NSR-PE Mauritius LLC, a Mauritius private company limited by shares (“NSR”). Pursuant to the Merger Agreement, the Company will merge with and into a Delaware limited liability company to be formed by Ascend Holdings, with each outstanding share of common stock of the Company, par value $0.0001 per share, being converted into the right to receive one newly issued ordinary share of Ascend Holdings, par value $1.00 per share. In connection therewith, NSR QSR PE Mauritius LLC, a subsidiary of Ascend Holdings, will purchase from Infrastructure Leasing & Financial Services Limited, N.K. Tele Systems Limited and N.K. Telecom Products Limited (collectively, the “IL&FS Parties”) 100% of the ordinary shares of Ascend India owned by the IL&FS Parties for an aggregate purchase price of INR 2,700,000,000, resulting in Ascend India becoming an indirect wholly owned subsidiary of Ascend Holdings. The transactions contemplated by the Merger Agreement are referred to herein as the “Proposed Business Combination.”

The ordinary shares to be issued by Ascend Holdings to the Company’s stockholders are expected to constitute between 40.4% and 45.3% of the issued share capital of Ascend Holdings, depending on the number of public shares redeemed by the Company’s stockholders in connection with the stockholder vote to approve the Proposed Business Combination and excluding the earnout shares (described below). Ascend Holdings intends to apply to have its ordinary shares listed on The NASDAQ Stock Market LLC (“NASDAQ”) upon the closing of the Proposed Business Combination under the symbol “ASCE.”

In connection with the Proposed Business Combination, the Company will seek the approval of the holders of its public warrants to amend the warrant agreement governing its warrants so that, upon the consummation of the Proposed Business Combination, each of the Company’s outstanding public warrants will be exchanged for cash in the amount of $0.50.

The Merger Agreement provides that, upon the closing of the Proposed Business Combination, Ascend Holdings will issue 2,000,000 ordinary shares to NSR that will be subject to forfeiture. Specifically, (i) 2,000,000 shares will be required to be forfeited if the last sales price of the Ascend Holdings ordinary shares on NASDAQ does not equal or exceed $11.50 per share (with adjustments for splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within nine months after the closing of the Proposed Business Combination, and (ii) 1,000,000 shares will be required to be forfeited in the event the last sales price of the Ascend Holdings ordinary shares on NASDAQ does not equal or exceed $13.00 per share (with adjustments for splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within nine months after the closing of the Proposed Business Combination.

Ascend Holdings will also issue 307,652 ordinary shares to the Sponsor, or its designee, upon the closing of the Proposed Business Combination. Such shares will be subject to forfeiture in the event that the last sales price of the Ascend Holdings ordinary shares on NASDAQ does not equal or exceed $13.00 per share (with adjustments for splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within five years after the closing of the Proposed Business Combination.

The Merger Agreement provides that the number of Ascend Holdings ordinary shares owned by NSR will be subject to adjustment after the closing of the Proposed Business Combination. Following the closing of the Proposed Business Combination, subject to the dispute resolution procedures described in the Merger Agreement, the parties will calculate the difference between (a) $127,200,000, and (b) the amount of cash on hand and indebtedness of Ascend India as of 11:59 p.m. on the closing date (the “Net Adjustment Amount”). If the Net Adjustment Amount is a positive number, then Ascend Holdings will deliver to NSR such number of ordinary shares equal to the Net Adjustment Amount divided by 10 and rounded down to the nearest whole number, and if the Net Adjustment Amount is negative, then NSR and the Company’s agent will instruct Continental Stock Transfer & Trust Company to hold the number of Ascend Holdings ordinary shares equal to the absolute value of the Net Adjustment Amount, divided by ten and rounded down to the nearest whole number, until the 12-month anniversary date of the closing date of the Proposed Business Combination, after which such shares will be released to, and cancelled and extinguished by, Ascend Holdings.

Under the Merger Agreement, the closing of the Proposed Business Combination is subject to a number of conditions, including that (i) the Company’s stockholders approve the Proposed Business Combination, (ii) the amount payable to the Company’s public stockholders who have properly elected to exercise their redemption rights with respect to their public shares does not exceed $22,580,000, provided that the Company has a right to privately place up to 1,000,000 shares of common stock for not less than $10.00 per share for purposes of satisfying this condition, (iii) each of the Company’s outstanding warrants are exchanged in accordance with the terms of the Merger Agreement, and (iv) the Company holds not less than INR 5,585,461,616 (subject to a downward adjustment in the event of certain fluctuations in the U.S. Dollar/Indian Rupee exchange rate) following the payment to the Company’s public stockholders who exercise their redemption rights, the Company’s warrantholders in connection with the amendment to the warrant agreement (if approved) and of certain transaction expenses. If these conditions are not satisfied, then Ascend Holdings will not be required to consummate the Proposed Business Combination.

Results of Operations

Through June 30, 2015, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, conducting due diligence, structuring, negotiating and entering into the Proposed Business Combination (as described below) and activities relating to general corporate matters. We have not generated any revenues. We have generated interest income earned on the proceeds held in the Trust Account.

For the three and six months ended June 30, 2015, we had net losses of $519,262 and $928,161, respectively, which consist of operating, transaction and due diligence costs, offset by interest income of $3,984 and $16,805, respectively, on the Trust Account. For the three and six months ended June 30, 2014, we had net losses of $142,031 and $386,326, respectively, which consist of operating, transaction and due diligence costs, offset by interest income of $17,658 and $32,857, respectively, on the Trust Account

We must complete a Business Combination within 24 months from the closing of the Public Offering. We believe that we have sufficient funds available to complete a Business Combination with an operating business within the allotted time frame.

Liquidity and Capital Resources

As of June 30, 2015, we had cash outside the Trust Account of $179,472. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock (“Founder Shares”) by the Sponsor, and a total of $100,000 loaned by the Sponsor to the Company under an unsecured promissory note (the “Note”). This Note was repaid in full on September 23, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a blank check company incorporated on June 28, 2013, as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Through June 30, 2015, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. As of June 30, 2015, the Company did not hold any securities subject to market risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon their evaluation, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Other than the risk factors disclosed in the registration statement on Form F-4 filed with the SEC by Ascend Holdings on July 27, 2015 (which includes a preliminary proxy statement to be distributed to holders of our common stock and public warrants in connection with the solicitation by the Company of proxies for the vote by the stockholders on the Proposed Business Combination and the vote by the warrantholders on the proposed amendment to the warrant agreement), which are incorporated herein by reference, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated July 23, 2015, by and among the Company, Ascend Telecom Infrastructure Private Limited, Ascend Telecom Holdings Limited and NSR PE Mauritius LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-36068) filed July 23, 2015).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROI ACQUISITION CORP. II

Date: August 7, 2015

/s/ Thomas J. Baldwin
Name: Thomas J. Baldwin
Title: Chairman of the Board and Chief Executive Officer
(principal executive officer)

/s/ Francis A. Ruchalski
Name: Francis A. Ruchalski
Title: Chief Financial Officer (principal financial officer)

