Form 10-Q
period 2015-09-30
ROI Acquisition Corp. II
filed 2015-11-16
CIK 1581607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36068

ROI ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Delaware	46-3100431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 Madison Avenue, 9th Floor, New York, New York 10022

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

As of November 6, 2015, the registrant had 3,125,000 shares of its common stock, par value $0.0001 per share, outstanding.

ROI ACQUISITION CORP. II

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROI ACQUISITION CORP. II

Condensed Interim Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142,267	$352,218
Investments and cash held in Trust Account	92,938,799	-
Total current assets	93,081,066	352,218
Noncurrent assets:
Investments and cash held in Trust Account	-	125,073,277
Total assets	$93,081,066	$125,425,495
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,631,988	$152,227
Franchise tax accrual	293,862	158,862
Common stock to be redeemed, 9,284,472 shares at $10.00 as of September 30, 2015	92,844,720	-
Total current liabilities	94,770,570	311,089
Deferred underwriter fee	-	4,375,000
Total liabilities	94,770,570	4,686,089
Commitments and Contingencies
Common stock subject to possible redemption; 11,573,940 shares at $10.00 as of December 31, 2014	-	115,739,399
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $.0001 par value, authorized 400,000,000 shares; 3,125,000 and 4,051,060 shares issued and outstanding (excluding 9,284,472 and 11,573,940 shares subject to possible redemption) at September 30, 2015 and December 31, 2014, respectively	312	404
Additional paid-in capital	1,195,560	5,921,069
Accumulated deficit	(2,885,376)	(921,466)
Total stockholders’ equity (deficit)	(1,689,504)	5,000,007
Total liabilities and stockholders’ equity (deficit)	$93,081,066	$125,425,495

The accompanying notes are an integral part of these condensed interim financial statements.

ROI ACQUISITION CORP. II

Condensed Interim Statements of Operations

(unaudited)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014

Revenue	$-	$-	$-	$-
Formation and operating costs	994,746	112,357	1,849,712	439,646
State franchise taxes, other than income tax	45,000	45,000	135,000	136,894

Loss from operations	(1,039,746)	(157,357)	(1,984,712)	(576,540)
Other income - Interest income	3,997	16,432	20,802	49,289
Net loss attributed to common shares outstanding	$(1,035,749)	$(140,925)	$(1,963,910)	$(527,251)

Weighted average number of common shares outstanding, basic and diluted (excluding shares subject to possible redemption)	4,117,207	3,771,440	4,081,774	3,999,373
Net loss per common share outstanding, basic and diluted	$(0.25)	$(0.01)	$(0.48)	$(0.13)

The accompanying notes are an integral part of these condensed interim financial statements.

ROI ACQUISITION CORP. II

Condensed Interim Statements of Cash Flows

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flows from operating activities
Net loss	$(1,963,910)	$(527,251)
Adjustment to reconcile net loss to net cash used in operating activities: Share-based payment to employee by Initial Stockholders	160,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,479,761	88,594
Franchise tax accrual	135,000	62,862
Net cash used in operating activities	(189,149)	(375,795)

Cash flows from investing activities
Interest on Trust Account	(20,802)	(47,294)
Proceeds released from Trust Account	32,155,280	-
Net cash provided by (used in) investing activities	32,134,478	(47,294)

Cash flows from financing activities
Payment of offering costs	-	(17,500)
Redemption of common stock, 3,215,528 shares	(32,155,280)	-
Net cash used in financing activities	(32,155,280)	(17,500)

Net decrease in cash and cash equivalents	(209,951)	(440,589)
Cash and cash equivalents, beginning of period	352,218	961,544
Cash and cash equivalents, end of period	$142,267	$520,955

The accompanying notes are an integral part of these condensed interim financial statements.

ROI ACQUISITION CORP. II

Condensed Interim Statement of Changes in Stockholders’ Equity (Deficit)

For the nine months ended September 30, 2015

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances, at December 31, 2014	4,051,060	$404	$5,921,069	$(921,466)	$5,000,007
Change in shares subject to forfeiture	(926,060)	(92)	(9,260,509)		(9,260,601)
Elimination of deferred underwriters’ fees			4,375,000		4,375,000
Share-based compensation			160,000		160,000
Net loss for the period ended September 30, 2015				(1,963,910)	(1,963,910)
Balances	3,125,000	$312	$1,195,560	$(2,885,376)	$(1,689,504)

The accompanying notes are an integral part of these financial statements.

ROI ACQUISITION CORP. II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Information

The accompanying unaudited condensed interim financial statements of ROI Acquisition Corp. II (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 16, 2015. The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2015, and the results of operations for the three- and nine-month periods ended September 30, 2015 and September 30, 2014. Since they are interim statements, the accompanying condensed interim financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for the fair presentation of the financial position, results of operations and cash flows for the condensed interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Business Purpose

The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date.

Pursuant to the Company’s amended and restated certificate of incorporation, the Company had until October 26, 2015 to complete a Business Combination. As more fully described in Note 11 – “Subsequent Events,” on November 2, 2015, the Company, Ascend Telecom Infrastructure Private Limited, Ascend Telecom Holdings Limited and NSR-PE Mauritius LLC terminated the Agreement and Plan of Merger, dated as of July 23, 2015 (the “Merger Agreement”), by and among the Company, Ascend Telecom Infrastructure Private Limited, Ascend Telecom Holdings Limited (“Ascend Holdings”) and NSR-PE Mauritius LLC pursuant to a Termination Agreement (the “Termination Agreement”). As a result, the Company did not complete a Business Combination before October 26, 2015 and was required to liquidate its Trust Account (as defined below). In connection with a shareholder meeting of stockholders held on September 18, 2015 to approve an extension request, 3,215,528 shareholders presented their redemption request. Accordingly, during the period $32,155,280 was released from the Trust Account.

Financing

On September 20, 2013, the Company consummated an initial public offering (the “Public Offering”) and a concurrent private placement. Approximately $125,000,000 of the proceeds of the Public Offering and the private placement was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Trust Account

During the life of the Trust Account, the funds in the Trust Account could be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering if the Company is unable to complete a Business Combination by October 26, 2015. The Company did not complete a Business Combination by October 26, 2015. As a result, the funds held in trust have been released in connection with the redemption of 100% of the shares of common stock included in the units sold in the Public Offering.

Business Combination

A Business Combination was subject to the following size, focus and stockholder approval provisions:

Size/Control — The Company’s Business Combination was required to occur with one or more target businesses that together had a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. The Company committed not to complete a Business Combination unless it acquired a controlling interest in a target company or was otherwise not required to register as an investment company under the Investment Company Act.

Focus — The Company’s efforts in identifying prospective target businesses were initially focused on businesses in the consumer sector, and in particular the consumer products, retail, and restaurant industries, and the financial services sector, and in particular the asset management industry, but the Company was permitted to pursue opportunities in other business sectors.

Tender Offer/Stockholder Approval — The Company, after signing a definitive agreement for a Business Combination, could either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders could seek to redeem their shares, regardless of whether they voted for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable), or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable). The decision as to whether the Company would seek stockholder approval of the Business Combination or would allow stockholders to sell their shares in a tender offer could be made by the Company, solely in its discretion. If the Company sought stockholder approval, it would have completed its Business Combination only if a majority of the outstanding shares of common stock voted were voted in favor of the Business Combination. However, in no event would the Company have redeemed its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination. The Company initially intended to seek stockholder approval of its previously announced proposed business combination with Ascend Telecom Holdings Limited, but, in connection with the termination of the Merger Agreement, elected to cancel the special meeting of stockholders.

Regardless of whether the Company held a stockholder vote or a tender offer in connection with a Business Combination, a public stockholder would have had the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable). As a result, such shares of common stock were recorded at conversion/tender value and prior to September 30, 2015 were classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 480, “Distinguishing Liabilities from Equity.” As of September 30, 2015, the amounts were reclassified from temporary equity to current liabilities as the underlying common stock was redeemed in October 2015, before the financial statements were available for issuance.

Going Concern Consideration

Since the Company did not complete a Business Combination by October 26, 2015, the Company was required to (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $50,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2015, the Company has a working capital deficit of $1,689,504 and will be in need of additional funds in order to meet its current obligations.

As noted above, the Company liquidated the Trust Account on October 29, 2015. The per share value of the residual assets that were distributed in connection with this liquidation (including Trust Account assets) was approximately equal to the initial public offering price per share in the Public Offering.

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

Redeemable Common Stock

As discussed in Note 4, all of the 12,500,000 shares of common stock sold as part of the Public Offering contained a redemption feature which allowed for the redemption of shares of common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with FASB ASC 480-10-S99. Accordingly, at December 31, 2014, 11,573,940 Public Shares (as defined below) are classified outside of permanent equity at its redemption value. During the three months period ended September 30, 2015, 3,215,528 shares of common stock were redeemed and the remaining shares have been classified as a liability in accompanying financials as they were redeemed in October 2015.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor (see Note 5), as calculated using the treasury stock method. At September 30, 2015 and December 31, 2014, the Company had outstanding warrants to purchase 10,250,000 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive income (loss) per share of common stock is equal to basic income (loss) per share of common stock.

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

There were no unrecognized tax benefits as of September 30, 2015 and December 31, 2014. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2015 and December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or a material deviation from its position. Since inception, the Company has been subject to income tax examinations by major taxing authorities.

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

Note 4. Public Offering

Public Units

On September 20, 2013, the Company sold 12,500,000 units at a price of $10.00 per unit (the “Public Units”) in the Public Offering. Each unit consisted of one share of common stock of the Company, $0.0001 par value per share (the “Public Shares”), and one warrant to purchase one-half of one share of common stock of the Company (the “Public Warrants”).

Under the terms of a warrant agreement relating to the Public Warrants (the “Warrant Agreement”), the Company agreed to use its best efforts to file a new registration statement under the Securities Act for the shares of common stock issuable upon exercise of the Public Warrants as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Company’s Business Combination.

Public Warrant Terms and Conditions

Exercise Conditions— Each Public Warrant entitled the holder to purchase one-half of one share of common stock at a price of $5.75 per half share ($11.50 per whole share). No fractional shares would have been issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would have been entitled to receive a fractional interest in a share, the Company would have, upon exercise, rounded down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Public Warrant would have become exercisable 30 days after the completion of the Company’s Business Combination. However, since the Company did not complete a Business Combination on or prior to October 26, 2015, the Public Warrants have expired.

Registration Risk— Under the terms of the Warrant Agreement, the Company had agreed to use its best efforts to file a registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and the Private Placement Warrants (as defined below) (the Public Warrants and Private Placement Warrants, collectively, the “Warrants”) and maintain a current prospectus relating to the common stock issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If the shares issuable upon exercise of the Warrants were not registered under the Securities Act, the Company would have been required to permit holders to exercise their Warrants on a cashless basis. However, no Warrant would have been exercisable for cash or on a cashless basis, and the Company would not have been obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise was registered or qualified under the securities laws of the state of the exercising holder, unless an exemption was available. Notwithstanding the above, if the Company’s common stock was at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfied the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company could have, at its option, required holders of Warrants who exercised their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elected, the Company would not have been required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws. In no event would the Company have been required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that the Company was unable to register or qualify the shares underlying the Warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the Warrants was not so registered or qualified or exempt from registration or qualification, the holder of such Warrant would not have been entitled to exercise such Warrant and such Warrant could have had no value and expired worthless. In such event, holders who acquired their Public Warrants as part of a purchase of Public Units would have paid the full Public Unit purchase price solely for the shares of common stock included in the Public Units.

Accounting— Because the Company was not required to net cash settle the Public Warrants, the Public Warrants are recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.

Underwriting Agreement— The Company paid an upfront underwriting discount of $0.20 per unit ($2,500,000 in the aggregate) to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) equal to the difference between (a) the product of the number of shares of common stock sold as part of the units and $0.55 and (b) the upfront underwriting discount paid at the closing of $2,500,000, or a total Deferred Discount of $4,375,000 ($0.35 per unit sold). The Deferred Discount would have become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completed a Business Combination. Since the Company did not complete a Business Combination within the required timeframe, the Deferred Discount was not paid to the underwriters and the liability was eliminated. The underwriters would not have been entitled to any interest accrued on the Deferred Discount.

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

Rights — The Founder Shares are identical to the Public Shares except that (i) the Founder Shares were subject to certain transfer restrictions, and (ii) the Initial Stockholders agreed to waive their redemption rights with respect to the Founder Shares if the Company failed to complete a Business Combination by October 26, 2015.

Voting — The Initial Stockholders agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Business Combination.

Liquidation — Although the Initial Stockholders and their permitted transferees agreed to waive their rights to liquidating distributions with respect to the Founder Shares if the Company failed to complete a Business Combination within the prescribed time frame, they were entitled to receive liquidating distributions with respect to any Public Shares they may have owned.

Private Placement Warrants

On September 20, 2013, the Sponsor purchased from the Company an aggregate of 8,000,000 warrants at a price of $0.50 per warrant (a purchase price of $4.0 million) in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitled the holder to purchase one-half of one share of common stock at $5.75 per half share ($11.50 per whole share). The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account. Immediately after the closing of the private placement, the Sponsor transferred the Private Placement Warrants to Clinton Magnolia Master Fund Ltd., an affiliate of the Sponsor, which paid a purchase price of $4.0 million for the Private Placement Warrants.

The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) were not transferable, assignable or salable until 30 days after the completion of the Business Combination, and they were non-redeemable so long as they were held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants were held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants would have been redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants had terms and provisions that were identical to those of the Public Warrants and had no net cash settlement provisions.

Since the Company did not complete a Business Combination, the proceeds from the sale of the Private Placement Warrants were part of the liquidating distribution to the public stockholders, and the Private Placement Warrants have expired worthless.

Note 6. Other Related Party Transactions

Administrative Services

The Company entered into an Administrative Services Agreement with the Clinton Group, Inc., pursuant to which the Company paid the Clinton Group, Inc. a total of $10,000 per month for office space, utilities and secretarial support. Upon the Company’s liquidation, the Company ceased paying these monthly fees. During the three and nine-month periods ended September 30, 2015 and September 30, 2014, $30,000 and $90,000 was expensed under this agreement for the respective periods. At September 30, 2015, $80,000 is included in “Accounts payable and accrued expenses” in the accompanying condensed interim balance sheets.

Note 7. Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2015. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized for the three and nine-month periods ended September 30, 2015 and September 30, 2014. The Company has been subject to income tax examinations by major taxing authorities since inception. At September 30, 2015 and December 31, 2014, the Company had approximately $1,010,000 and $323,000 of deferred tax assets, respectively, of which approximately $129,000 and $82,000, respectively, is related to net loss carry forwards, which will begin expiring in 2033, and $881,000 and $241,000, respectively, related to start-up costs. ASC 740 requires a “more likely than not” criterion be applied when evaluating the realization of a deferred tax asset. Management does not expect that it is more likely than not that the Company will generate sufficient taxable income in future years to utilize the deferred tax assets. As such, a full valuation allowance of approximately $1,010,000 and $323,000 at September 30, 2015 and December 31, 2014, respectively, has been recorded against the net deferred tax asset. The deferred tax asset at September 30, 2015 results from applying an effective combined federal and state tax rate of 35% to start-up costs of approximately $2,517,000 and net operating losses of approximately $368,000. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses and the establishment of the valuation allowance.

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

Note 8. Investments and Cash and Cash Equivalents Held in Trust

As of September 30, 2015, the Company’s Trust Account consists of $92,938,799 of cash equivalents invested in a money market fund. As of December 31, 2014, the Company’s Trust Account consists of $125,071,039 in United States Treasury Bills and $2,238 of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed interim balance sheets and adjusted for the amortization or accretion of premiums or discounts. As of September 30, 2015, the Company’s Trust Account did not hold any held to maturity securities. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at December 31, 2014 is as follows:

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash equivalents held in Trust Account	$92,938,799	$92,938,799	$—	$—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	$125,076,244	$125,076,244	$—	$—

United States Treasury Securities: The Company used Level 1 inputs to value the U.S. Treasury securities in the Trust Account for disclosure purposes.

Note 10. Stockholders’ Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2015, there were 12,409,472 shares of common stock outstanding, including 9,284,472 shares subject to possible redemption. During the three months period ended September 30, 2015 3,215,528 shares of common stock were redeemed and an additional 9,284,472 shares of common stock were redeemed subsequent to September 30, 2015. At December 31, 2014, there were 15,625,000 shares of common stock outstanding, including 11,573,940 shares subject to possible redemption.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2015 and December 31, 2014, no preferred shares have been issued.

Note 11. Subsequent Events

On November 2, 2015, the Company, Ascend Telecom Infrastructure Private Limited, Ascend Holdings and NSR-PE Mauritius LLC terminated the Merger Agreement pursuant to the Termination Agreement. Since the Company did not complete a Business Combination before October 26, 2015, the funds held in the Trust Account were released in connection with the redemption of 100% of the shares of common stock included in the units sold in the Public Offering. The Company had intended to seek stockholder approval of the proposed business combination with Ascend Telecom Holdings Limited, but, in connection with the termination of the Merger Agreement, elected to cancel the special meeting of stockholders.

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

Forward-Looking Statements

The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;

•	our public securities’ liquidity and trading; or

•	our financial performance.

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

Overview

We were incorporated on June 28, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intended to effectuate our Business Combination using cash from the proceeds of a public offering (the “Public Offering”) and a sale of warrants in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt. Upon the closing of the Public Offering and the sale of the Private Placement Warrants, $125,000,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Recent Developments

Pursuant to our amended and restated certificate of incorporation, we had until October 26, 2015 to complete a Business Combination. On November 2, 2015, the Company, Ascend Telecom Infrastructure Private Limited, Ascend Telecom Holdings Limited and NSR-PE Mauritius LLC terminated the Agreement and Plan of Merger, dated as of July 23, 2015 (the “Merger Agreement”), by and among the Company, Ascend Telecom Infrastructure Private Limited, Ascend Telecom Holdings Limited (“Ascend Holdings”) and NSR-PE Mauritius LLC pursuant to a Termination Agreement (the “Termination Agreement”). Since we did not complete a Business Combination before October 26, 2015, the funds held in the Trust Account were released in connection with the redemption of 100% of the shares of common stock included in the units sold in the Public Offering. The Company had intended to seek stockholder approval of the proposed business combination with Ascend Telecom Holdings Limited, but, in connection with the termination of the Merger Agreement, elected to cancel the special meeting of stockholders.

Results of Operations

Through September 30, 2015, our efforts were limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, conducting due diligence, structuring, negotiating and entering into the proposed business combination with Ascend Telecom Holdings Limited and activities relating to general corporate matters. We have not generated any revenues. We have generated interest income earned on the proceeds held in the Trust Account.

For the three and nine months ended September 30, 2015, we had net losses of $1,035,749 and $1,963,910, respectively, which consist of operating, transaction and due diligence costs, offset by interest income of $3,997 and $20,802, respectively, on the Trust Account. For the three and nine months ended June 30, 2014, we had net losses of $140,925 and $527,251, respectively, which consist of operating, transaction and due diligence costs, offset by interest income of $16,432 and $49,289, respectively, on the Trust Account

Liquidity and Capital Resources

As of September 30, 2015, we had cash outside the Trust Account of $142,267. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock (“Founder Shares”) by the Sponsor, and a total of $100,000 loaned by the Sponsor to the Company under an unsecured promissory note (the “Note”). This Note was repaid in full on September 23, 2013.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an Administrative Services Agreement with the Clinton Group, Inc., pursuant to which the Company paid the Clinton Group, Inc. a total of $10,000 per month for office space, utilities and secretarial support. In connection with the liquidation of the Trust Account, we ceased paying these monthly fees.

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

Recent accounting pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s balance sheet has not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company adopted ASU 2014-10 effective January 1, 2015. Adoption of this standard had no impact on the Company's financial position, results of operations or cash flows; however the presentation of the accompanying condensed interim financial statements does not present the disclosures that are no longer required.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated on June 28, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Through September 30, 2015, our efforts were limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. As of September 30, 2015, the Company did not hold any securities subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Vice Chairman of the Board and President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Vice Chairman of the Board and President and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon their evaluation, our Vice Chairman of the Board and President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Other than the risk factors disclosed in our definitive proxy statement filed with the SEC on October 2, 2015, which are incorporated herein by reference, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
2.1	Amendment No. 1 to Agreement and Plan of Merger, dated August 19, 2015, by and among the Company, Ascend Telecom Infrastructure Private Limited, Ascend Telecom Holdings Limited and NSR-PE Mauritius LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36068) filed on August 21, 2015).

2.2	Amendment No. 2 to the Agreement and Plan of Merger Agreement, dated October 16, 2015, by and among the Company, Ascend Telecom Infrastructure Private Limited, Ascend Telecom Holdings Limited and NSR-PE Mauritius LLC (incorporated by reference to Annex A to the Definitive Additional Materials filed on Schedule 14A by the Company on October 16, 2015).

2.3	Termination Agreement, dated November 2, 2015, by and among the Company, Ascend Telecom Infrastructure Private Limited, Ascend Telecom Holdings Limited and NSR-PE Mauritius LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 4, 2015).

3.1	Amendment to the Amended and Restated Certificate of Incorporation, effective September 18, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36068) filed on September 22, 2015).

10.1	Amendment No. 1 to the Investment Management Trust Agreement, dated as of September 18, 2015, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36068) filed on September 22, 2015).

10.2	Amended Letter Agreement, dated as of September 18, 2015, between the Company, GEH Capital, Inc., Thomas J. Baldwin, Joseph A. De Perio, George E. Hall, Francis A. Ruchalski and Daniel A. Strauss (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36068) filed on September 22, 2015).

10.3	Amended Letter Agreement, dated as of September 18, 2015, between the Company and Andrew Reilly (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36068) filed on September 22, 2015).

10.4	Amended Letter Agreement, dated as of September 18, 2015, between the Company and Tracy B. McKibben (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36068) filed on September 22, 2015).

10.5	Amended Letter Agreement, dated as of September 18, 2015, between the Company and Jamal Mashburn (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36068) filed on September 22, 2015).

10.6	Amended Letter Agreement, dated as of September 18, 2015, between the Company and Thomas Barber (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-36068) filed on September 22, 2015).

10.7	Amendment to Underwriting Agreement, dated as of September 21, 2015, by and among the Company and Deutsche Bank Securities, Inc., as representative of the underwriters (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-36068) filed on September 22, 2015).

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROI ACQUISITION CORP. II

Date: November 16, 2015

/s/ Joseph A. De Perio
Name: Joseph A. De Perio
Title: President
(principal executive officer)

/s/ Francis A. Ruchalski
Name: Francis A. Ruchalski
Title: Chief Financial Officer
(principal financial officer)

